Form 10-Q
period 2021-03-31
Reneo Pharmaceuticals, Inc.
filed 2021-05-20
CIK 1637715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number: 001-40315

Reneo Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-2309515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Reneo Pharmaceuticals 12230 El Camino Real, Suite 230, San Diego, California (Address of Principal Executive Offices)	92130 (Zip Code)
(Registrant’s telephone number, including area code): (858) 283-0280

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	RPHM	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
		Smaller reporting company	☒
Non-accelerated filer	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 14, 2021, there were 24,286,253 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

		Page

Part I	Financial Information	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of March 31, 2021 (Unaudited) and December 31, 2020	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2021 and 2020 (Unaudited)	4

	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Deficit for the three months ended March 31, 2021 and 2020 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	27

Part II	Other Information	28

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	92

Item 3.	Defaults Upon Senior Securities	93

Item 4.	Mine Safety Disclosures	93

Item 5.	Other Information	93

Item 6.	Exhibits	93

Exhibit Index		94

Signatures		95

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

RENEO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

	MARCH 31,	DECEMBER 31,
	2021	2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$91,221	$53,613
Prepaid expenses and other current assets	2,339	1,412
Total current assets	93,560	55,025
Property and equipment, net	81	69
Other non-current assets	1,680	127
Total assets	$95,321	$55,221
Liabilities, convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$556	$908
Accrued expenses	3,374	3,672
Total current liabilities	3,930	4,580
Deferred rent	32	36
Total liabilities	3,962	4,616
Commitments and contingencies (Note 9)
Series A convertible preferred stock, $0.0001 par value; 24,302,472 shares authorized at March 31, 2021 and December 31, 2020; 24,302,472 shares issued and outstanding at March 31, 2021 and December 31, 2020, liquidation preference of $49,127 at March 31, 2021 and December 31, 2020	45,652	45,652
Series B convertible preferred stock, $0.0001 par value; 46,881,028 shares authorized at March 31, 2021 and December 31, 2020; 46,881,028 and 23,440,514 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively; liquidation preference of $94,770 and $47,385 as of March 31, 2021 and December 31, 2020, respectively	94,424	47,068
Stockholders’ deficit:
Common stock, $0.0001 par value; 105,000,000 shares authorized at March 31, 2021 and December 31, 2020, 2,148,193 and 2,123,733 shares issued and outstanding at March 31, 2021, respectively, and 2,053,070 shares issued and outstanding at December 31, 2020	—	—
Additional paid-in capital	3,453	2,843
Accumulated deficit	(52,170)	(44,958)
Total stockholders’ deficit	(48,717)	(42,115)
Total liabilities, convertible preferred stock and stockholders’ deficit	$95,321	$55,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Operating expenses:
Research and development	$5,472	$3,578
General and administrative	1,742	924
Total operating expenses	7,214	4,502
Loss from operations	(7,214)	(4,502)
Other income	2	71
Net loss	(7,212)	(4,431)
Unrealized gain on short-term investments	—	6
Comprehensive loss	$(7,212)	$(4,425)
Net loss per share attributable to common stockholders, basic and diluted	$(3.48)	$(2.20)
Weighted-average shares used in computing net loss per share, basic and diluted	2,070,935	2,015,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Deficit

(In thousands, except share data)

(Unaudited)

	CONVERTIBLE							ACCUMULATED
	PREFERRED STOCK						ADDITIONAL	OTHER		TOTAL
	Series A		Series B		Common Stock		PAID-IN	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	INCOME	DEFICIT	DEFICIT
Balances, December 31, 2020	24,302,472	$45,652	23,440,514	$47,068	2,053,070	$—	$2,843	$—	$(44,958)	$(42,115)
Issuance of series B convertible preferred stock, net of issuance costs of $29	—	—	23,440,514	47,356	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	471	—	—	471
Stock option exercise	—	—	—	—	70,663	—	139	—	—	139
Net loss	—	—	—	—	—	—	—	—	(7,212)	(7,212)
Balances, March 31, 2021	24,302,472	$45,652	46,881,028	$94,424	2,123,733	$—	$3,453	$—	$(52,170)	$(48,717)

	CONVERTIBLE							ACCUMULATED
	PREFERRED STOCK						ADDITIONAL	OTHER		TOTAL
	Series A		Series B		Common Stock		PAID-IN	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	INCOME	DEFICIT	DEFICIT
Balances, December 31, 2019	24,302,472	$45,652	—	$—	2,008,905	$—	$2,363	$3	$(25,493)	$(23,127)
Stock-based compensation	—	—	—	—	—	—	92	—	—	92
Stock option exercise	—	—	—	—	13,269	—	26	—	—	26
Change in unrealized holding gains and losses on short-term investments	—	—	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	—	—	(4,431)	(4,431)
Balances, March 31, 2020	24,302,472	$45,652	—	$—	2,022,174	$—	$2,481	$9	$(29,924)	$(27,434)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2021	2020
Cash flows from operating activities
Net loss	$(7,212)	$(4,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10	9
Amortization/accretion on short-term investments	—	(15)
Stock-based compensation	471	92
Changes in operating assets and liabilities:
Accounts payable, accrued expenses and other	(927)	36
Prepaid expenses and other assets	(929)	(137)
Deferred rent	(2)	(1)
Net cash used in operating activities	(8,589)	(4,447)
Cash flows from investing activities
Purchase of property and equipment	(25)	(1)
Proceeds from maturities of available-for-sale short-term investments	—	5,200
Net cash (used in) provided by investing activities	(25)	5,199
Cash flows from financing activities
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	47,258	—
Proceeds from exercise of stock options	187	26
Costs paid in connection with initial public offering	(1,223)	—
Net cash provided by financing activities	46,222	26
Net increase in cash and cash equivalents	37,608	778
Cash and cash equivalents, beginning of period	53,613	17,501
Cash and cash equivalents, end of period	$91,221	$18,279
Supplemental cash flow information:
Property and equipment in accounts payable	$2	$—
Unpaid Series B convertible preferred stock issuance costs	$19	$—
Costs incurred in connection with initial public offering included in accrued expenses	$361	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Business

Organization

Reneo Pharmaceuticals, Inc. (Reneo or the Company) was incorporated in the state of Delaware on September 22, 2014 (Inception). The Company is a clinical-stage pharmaceutical company focused on the development of therapies for patients with rare genetic mitochondrial diseases. In December 2017, the Company in-licensed REN001, a novel oral peroxisome proliferator-activated receptor (PPAR) agonist.

Reverse Stock Split

On April 5, 2021, the Company effected a 1-for-4.4748 reverse stock split of its common stock. The par value and the authorized number of shares of the common stock were not adjusted as a result of the reverse stock split. The reverse stock split resulted in an adjustment to the Series A and Series B convertible preferred stock conversion prices to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion. The accompanying condensed consolidated financial statements and notes to the condensed consolidated financial statements give retroactive effect to the reverse stock split for all periods presented.

Initial Public Offering

On April 13, 2021, the Company completed an initial public offering (IPO) of its common stock. In connection with its IPO, the Company issued and sold 6,250,000 shares of its common stock at a price to the public of $15.00 per share. The gross proceeds from the IPO were approximately $93.8 million before deducting underwriting discounts and commissions of $6.6 million and offering expenses of approximately $2.4 million payable by the Company.

At the closing of the IPO, 71,183,500 shares of outstanding convertible preferred stock were automatically converted into 15,907,629 shares of common stock. Following the IPO, there were no shares of preferred stock outstanding.

Liquidity

The Company has incurred significant losses and negative cash flows from operations. From Inception through March 31, 2021, the Company has raised $146.7 million primarily from private financings to support its drug development efforts. As of March 31, 2021, the Company had cash and cash equivalents of $91.2 million and an accumulated deficit of $52.2 million. The Company had a net loss of $7.2 million and used cash of $8.6 million for operating activities for the three months ended March 31, 2021. In accordance with Accounting Standards Codification (ASC) Topic 205-40, Presentation of Financial Statements - Going Concern, management is required to perform a two-step analysis over the Company’s ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date the condensed consolidated financial statements are issued. If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt.

Due to the Company’s continuing research and development activities, the Company expects to continue to incur net losses into the foreseeable future and may never become profitable. As a result, the Company will need to raise capital through public or private equity or debt financings, government or other third-party funding, collaborations, strategic alliances and licensing arrangements or a combination of these.

There can be no assurance that the Company will be successful in obtaining additional funding, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, and future prospects. The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. The Company may not be able to secure additional financing in a timely manner or on favorable terms, if at all. In addition, successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.

As of March 31, 2021, the Company had $91.2 million in cash and cash equivalents. Management believes that the Company’s cash and cash equivalents as of March 31, 2021 and net proceeds of approximately $84.8 million from the Company’s IPO in April 2021 will be sufficient to fund operations for at least one year from date on which this Quarterly Report on Form 10-Q is issued.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements.  The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements at December 31, 2020, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company have been included.  Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2020, which are included in the Company’s prospectus, dated April 8, 2021, that forms a part of the Company’s Registration Statement on Form S-1 (File. No. 333-254534) as filed with the Securities and Exchange Commission (SEC) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the Securities Act), on April 9, 2021.

The condensed consolidated financial statements include the accounts of Reneo Pharmaceuticals, Inc. and its wholly owned subsidiary, Reneo Pharma Ltd located in the United Kingdom (UK). All intercompany balances and transactions among the consolidated entities have been eliminated in consolidation.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure in the Company’s condensed consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from management’s estimates.

Risks and Uncertainties

Any product candidates developed by the Company will require approvals from the U.S. Food and Drug Administration (FDA) or foreign regulatory agencies prior to commercial sales. There can be no assurance that the Company’s current product candidates will meet desired efficacy and safety requirements to obtain the necessary approvals. If approval is denied or delayed, it may have a material adverse impact on the Company’s business and its financial statements.

The Company is subject to a number of risks similar to other clinical-stage pharmaceutical companies including, but not limited to, dependency on the clinical and commercial success of the Company’s product candidate, REN001, ability to obtain regulatory approval of REN001, the need for substantial additional financing to achieve its goals, uncertainty of broad adoption of its approved products, if any, by physicians, consumers and third-party payors, significant competition and untested manufacturing capabilities, and dependence on key individuals and sole source suppliers.

The Company’s business has been and could continue to be adversely affected by the evolving COVID-19 pandemic. For example, the COVID-19 pandemic has resulted in and could result in delays to the Company’s clinical trials for numerous reasons, including additional delays or difficulties in enrolling patients, diversion of healthcare resources away from the conduct of clinical trials, interruption or delays in the operations of the FDA or other regulatory authorities, and delays in clinical sites receiving the supplies and materials to conduct the Company’s clinical trials. At this time, the extent to which the COVID-19 pandemic impacts the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted.

Segment Reporting

The Company operates and manages its business as one operating segment, which is the business of developing novel therapies for rare genetic mitochondrial diseases. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for allocating and evaluating financial performance.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. As of March 31, 2021 and December 31, 2020, the Company had cash balances deposited at a major financial institution. Cash balances are subject to minimal credit risk as the balances are with high credit quality financial institutions. Cash and cash equivalents include cash in readily available checking and money market accounts.

Short-term Investments

The Company accounts for short-term investments in accordance with ASC Topic 320, Investments – Debt and Equity Securities. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determinations at each balance sheet date.

The Company’s investments are classified as available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income in stockholders’ deficit. Realized gains and losses on sales of investments are included in interest income and are derived using the specific identification method for determining the cost of securities.

The Company recognizes an impairment charge when a decline in the fair value of its investments in debt securities below the amortized cost basis of such securities is judged to be other-than-temporarily impaired. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value, the potential recovery period and if the entity has the intent to sell the security, or if it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. The Company did not recognize any other-than-temporary impairment charges on its short-term investments during the three months ended March 31, 2021 and 2020.

Money market account balances are included as cash and cash equivalents on the condensed consolidated balance sheets, which are also disclosed in Note 3, Fair Value Measurements.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. Long-lived assets are tested for impairment when events and circumstances indicate the assets might be impaired by first comparing the estimated future undiscounted cash flows of the asset or asset group to the carrying value. If the carrying value exceeds the estimated future undiscounted cash flows, an impairment loss is recognized based on the amount that the carrying value exceeds the fair value of the asset or asset group. The Company did not recognize impairment losses during the three months ended March 31, 2021 and 2020.

Convertible Preferred Stock

The Company records convertible preferred stock at fair value on the dates of issuance, net of issuance costs. Prior to the IPO, upon the occurrence of certain potential events that would have been outside the Company’s control, including a “deemed liquidation event” such as a merger, acquisition and sale of all or substantially all of the Company’s assets, holders of the convertible preferred stock could cause redemption for cash. Therefore, convertible preferred stock was classified as temporary equity (mezzanine) on the condensed consolidated balance sheets as events triggering the liquidation preferences are not solely within the Company’s control. The carrying values of the convertible preferred stock will be adjusted to their liquidation preferences if and when it becomes probable that such a liquidation event will occur.

Research and Development Costs and Accruals

All research and development costs are expensed as incurred. Research and development costs consist primarily of costs associated with manufacturing drug substance and drug product, costs associated with preclinical studies and clinical trials (including amounts paid to clinical research organizations and other professional services), license fees, salaries and employee benefits.

The Company records accruals for estimated research and development costs, comprising payments for work performed by third party contractors, laboratories, participating clinical trial sites and others. Some of these contractors bill monthly based on actual services performed, while others bill periodically based upon achieving certain contractual milestones. Payments made in advance of or after the performance are reflected in the condensed consolidated balance sheets as prepaid expenses or accrued liabilities, respectively. Up-front costs, such as costs associated with setting up clinical trial sites for participation in the trials, are expensed immediately once the set-up has occurred as research and development expenses. The Company accrues the costs incurred under agreements with these third parties based on estimates of actual work completed in accordance with the respective agreements. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company adjusts accrued expenses or prepaid expenses accordingly, which impact research and development expenses.

License Fees

The Company expenses amounts paid to acquire licenses associated with products under development when the ultimate recoverability of the amounts paid is uncertain, and the technology has no alternative future use when acquired. Acquisitions of technology licenses are charged to expense or capitalized based upon management’s assessment regarding the ultimate recoverability of the amounts paid and the potential for alternative future use. The Company has determined that technological feasibility for its product candidate would be reached when the requisite regulatory approvals are obtained to make the product available for sale. Contingent milestone payments are recognized when the related contingency is resolved, and the amounts are paid or become payable. These amounts are expensed to research and development if there is no alternative future use associated with the license or capitalized as an intangible asset if alternative future use of the license exists.

Patent Costs

Costs related to filing and pursuing patent applications are expensed as incurred, as the recoverability of such expenditures is uncertain. These costs are included in general and administrative expenses.

Stock-Based Compensation

Compensation expense related to stock options granted to employees and non-employees is measured at the grant date based on the estimated fair value of the award and is recognized on a straight-line basis over the requisite service period. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model.

Foreign Currency Transactions

The functional currency of Reneo Pharma Ltd is the U.S. dollar. All foreign exchange transactional and remeasurement gains and losses are recognized in the condensed consolidated statement of operations and comprehensive loss. For the three months ended March 31, 2021 and 2020, total foreign currency gains and losses were not material.

Comprehensive Income or Loss

Comprehensive income or loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources.

Net Loss Per Share

The Company computes basic loss per share by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company’s stock options and convertible preferred stock, which are convertible into shares of the Company’s common stock. No shares related to the convertible preferred stock were included in the diluted net loss per share calculation for the three months ended March 31, 2021 and 2020 because the inclusion of such shares would have had an anti-dilutive effect. The shares to be issued upon exercise of all outstanding stock options were also excluded from the diluted net loss per share calculation for the three months ended March 31, 2021 and 2020 because such shares are anti-dilutive.

Historical outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following:

	March 31, 2021	March 31, 2020
Convertible preferred stock (as converted)	15,907,629	5,430,957
Common stock options	3,113,640	976,130
Total	19,021,269	6,407,087

New Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Simplifying the Accounting for Income Taxes. The standard simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The new guidance will be effective for the Company as of January 1, 2022. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is in the process of evaluating the impact of the application of this accounting standard update on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction in the carrying value of the asset. Entities will no longer be permitted to consider the length of time that fair value has been less than amortized cost when evaluating when credit losses should be recognized. This new guidance is effective for the Company as of January 1, 2023. The Company is currently evaluating the impact of this ASU and does not expect that adoption of this standard will have a material impact on its condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheets for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires a lessee to recognize a liability for lease payments (the lease liability) and a right-of-use asset (representing its right to use the underlying asset for the lease term) on the balance sheet. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the new guidance as of the adoption date, rather than as of the earliest period presented. In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the effective date, unless the lease was modified, to not reassess (a) whether a contract is or contains a lease, (b) lease classification or (c) determination of initial direct costs, which effectively allows entities to carryforward accounting conclusions under previous U.S. GAAP. This ASU is effective for annual reporting periods beginning January 1, 2022 with early adoption permitted. The Company plans to adopt the ASU on January 1, 2022 and is currently in the process of evaluating the impact of the application of this accounting standard update on its condensed consolidated financial statements and related disclosures.

3. Fair Value Measurements

ASC Topic 820, Fair Value Measurement, establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing an asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

ASC 820 identifies fair value as the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy that distinguishes between the following:

Level 1 – Observable inputs such as quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs, other than quoted prices in active markets, that are observable for the asset or liability, either directly or indirectly.

Level 3 – Unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company’s financial assets are subject to fair value measurements on a recurring basis.

The Company classifies its money market funds as Level 1 using the quoted prices in active markets. No assets or liabilities were transferred into or out of their classifications during the three months ended March 31, 2021 and 2020.

The recurring fair value measurement of the Company’s assets measured at fair value at March 31, 2021 consisted of the following (in thousands):

	Quoted Prices in		Significant
	Active Markets	Significant Other	Unobservable
	For Identical Items	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents
Money market investments	$89,563	$—	$—	$89,563
Total	$89,563	$—	$—	$89,563

The recurring fair value measurement of the Company’s assets measured at fair value at December 31, 2020 consisted of the following (in thousands):

	Quoted Prices in		Significant
	Active Markets	Significant Other	Unobservable
	For Identical Items	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents
Money market investments	$49,632	$—	$—	$49,632
Total	$49,632	$—	$—	$49,632

4. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	MARCH 31, 2021	DECEMBER 31, 2020
Computer, software and office equipment	$144	$122
Leasehold improvements	30	30
Total property and equipment, gross	174	152
Less: accumulated depreciation and amortization	(93)	(83)
Total property and equipment, net	$81	$69

Depreciation and amortization expense related to property and equipment was $10,000 and $9,000 for the three months ended March 31, 2021 and 2020, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	MARCH 31, 2021	DECEMBER 31, 2020
Accrued development expenses	$1,159	$1,443
Accrued clinical expenses	997	1,019
Accrued compensation	514	888
Other accrued expenses	704	322
Total other accrued expenses	$3,374	$3,672

6. Convertible Preferred Stock and Stockholders’ Deficit

Series A Convertible Preferred Stock

In December 2017, January 2018, and May 2019, the Company issued a total of 24,302,472 shares of Series A convertible preferred stock to certain investors at $2.16 per share.

In connection with the IPO (Note 1) in April 2021, all outstanding shares of Series A convertible preferred stock were converted into 5,430,957 shares of common stock.

Series B Convertible Preferred Stock

In December 2020, the Company and certain investors entered into a Series B preferred stock purchase agreement, whereby the Company issued 23,440,514 shares of Series B convertible preferred stock at $2.0215 per share for total gross proceeds of approximately $47.4 million before deducting offering costs of $0.3 million, which constituted the closing of the first tranche of the Series B convertible preferred stock. In connection with the closing of the first tranche of Series B convertible preferred stock in December 2020, the Company issued rights to the purchasers for the purchase of an additional 23,440,514 shares of Series B convertible preferred stock under the same terms and conditions upon the board of directors’ determination of either (i) that the cash balance of the Company is below $10 million, or (ii) approving the Company’s initial public offering of shares of its common stock pursuant to a registration statement under the Securities Act (Series B Tranche Right).

The Company evaluated the Series B Tranche Right and concluded that it was not a free-standing instrument that met the definition of a derivative that required separate accounting.

In March 2021, the Company completed the Series B Tranche Right at $2.0215 per share. A total of 23,440,514 shares of Series B convertible preferred stock were issued for aggregate net proceeds of approximately $47.4 million.

In connection with the IPO in April 2021, all outstanding shares of Series B convertible preferred stock were converted into 10,476,672 shares of common stock.

The following are key features of the convertible preferred stock:

Voting Rights

Each holder of shares of the Series A and Series B convertible preferred stock is entitled to the number of votes equal to the number of shares of common stock into which such shares of Series A and Series B convertible preferred stock could then be converted.

Dividends

The holders of Series A and Series B convertible preferred stock are entitled to a non-cumulative dividend of 8% of the original issue price when, as and if declared by the board of directors, only out of funds that are legally available.

Liquidation Preferences

Holders of the Series A and Series B convertible preferred stock are entitled to receive liquidation preferences equal to the greater of (a) original issue price plus all declared and unpaid dividends or (b) such amount per share as would have been payable had all shares of such series of preferred stock been converted into common stock immediately prior to such liquidation, dissolution, winding up or deemed liquidation event. Only after payment of the full liquidation preference of Series A and Series B convertible preferred stock, the remaining assets of the Company legally available for distribution shall be distributed ratably to the holders of the common stock.

Conversion Rights

At the option of the holder, shares of Series A and Series B convertible preferred shares can be converted into fully paid and non-assessable shares of the Company’s common stock. The initial conversion ratio is one-for-one, subject to customary anti-dilution provisions.

Upon either (a) the closing of the sale of shares of common stock to the public in a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act resulting in at least $75,000,000 of gross proceeds to the Company (Qualified Initial Public Offering) or (b) the date and time, or the occurrence of an event, specified by vote or written consent of the holders of a majority of the outstanding shares of Series A and Series B convertible preferred stock at the time of such vote or consent, voting together as a single class on an as-converted basis, all outstanding shares of Series A and Series B convertible preferred stock shall automatically be converted into shares of common stock, at the applicable ratio at the time of conversion.

Redemption

The Series A and Series B convertible preferred stock are not redeemable. However, the Series A and Series B convertible preferred stock include terms such that there are deemed liquidation events that can trigger redemption of the convertible preferred stock that are outside the control of the Company. Accordingly, the Series A and Series B convertible preferred stock are classified outside of permanent equity on the condensed consolidated balance sheets.

Shares Reserved for Future Issuance

As of March 31, 2021, the Company had reserved shares of its common stock for future issuance as follows:

Shares
Reserved
Series A convertible preferred stock outstanding	5,430,957
Series B convertible preferred stock outstanding	10,476,672
Common stock options outstanding	3,113,640
Available for future grants under the 2014 Equity Incentive Plan	117,602
Total shares of common stock reserved	19,138,871

7. Stock-Based Compensation

In 2014, the Company adopted the 2014 Equity Incentive Plan (the 2014 Plan). The 2014 Plan provides for the issuance of incentive stock options to employees of the Company and non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and other stock awards to directors, employees and consultants of the Company. In March 2021, the Company’s board of directors increased the option pool by 234,158 shares of common stock. As of March 31, 2021, As of March 31, 2021, the 2014 Plan has a total reserve of 3,231,242 shares. As of March 31, 2021, there were 117,602 shares available for future grant under the 2014 Plan.

The options granted under the 2014 Plan will expire no more than ten years from the date of grant. The exercise price of each option is determined by the Company’s board of directors, although generally options have an exercise price equal to the estimated fair market value of the Company’s stock on the date of the option grant. In the case of incentive stock options, the exercise price is required to be no less than 100% of the estimated fair market value of the Company’s common stock at the time the option is granted. For holders of more than 10% of the Company’s total combined voting power of all classes of stock, incentive stock options may not be granted at less than 110% of the fair market value of the Company’s common stock at the date of grant and for a term not to exceed five years. Most option grants generally vest 25% on the first anniversary of the original vesting commencement date, with the balance vesting monthly over the remaining three years.

Under the 2014 Plan, certain employees may be granted the ability to early exercise their options. The shares of common stock issued pursuant to the early exercise of unvested stock options are restricted and continue to vest over the requisite service period after issuance. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. As of March 31, 2021, stock options to purchase 24,460 shares of common stock have been early exercised and were subject to vesting. Cash received in exchange for early exercises of stock options has been recorded as a liability for the early exercise of stock options and will be transferred into common stock and additional paid-in capital as the shares vest. As of March 31, 2021, such liability for early exercises of stock options was immaterial.

In March 2021, the Company’s board of directors adopted the Company’s 2021 Equity Incentive Plan (the 2021 Plan) and the Company’s stockholders approved the 2021 Plan in April 2021. The 2021 Plan became effective immediately prior to the execution of the underwriting agreement in connection with the IPO. Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other awards to individuals who are then employees, officers, directors or consultants of the Company, and employees and consultants of the Company’s affiliates. A total of 2,187,524 new shares of common stock were approved to be initially reserved for issuance under the 2021 Plan. In addition, the number of shares of common stock reserved for issuance under the 2021 Plan includes the shares reserved and available for issuance pursuant to the grant of new awards under the 2014 Plan as of the effectiveness of the 2021 Plan and will include any shares subject to stock awards granted under the 2014 Plan that, after the date the 2021 Plan became effective, are forfeited or otherwise become available under the 2014 Plan. The number of shares of common stock reserved for issuance under the 2021 Plan will also automatically increase on January 1 of each calendar year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by 5% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year; provided, however, that the Company’s board of directors may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of common stock.

In March 2021, the Company’s board of directors adopted the Company’s 2021 Employee Stock Purchase Plan (ESPP) and the Company’s stockholders approved the ESPP in April 2021. The ESPP became effective immediately prior to the execution of the underwriting agreement in connection with our IPO. A total of 243,058 shares of common stock were approved to be initially reserved for issuance under the ESPP.

A summary of the Company’s stock option activity and related information during the three months ended March 31, 2021 is as follows:

		Weighted-	Weighted- Average
	Options	Average Exercise	Remaining	Aggregate
	Outstanding	Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2020	935,478	$2.56	7.7
Granted	2,273,285	$5.06
Exercised	(95,123)	$1.97		$418,000
Forfeited/cancelled	—	$—
Outstanding at March 31, 2021	3,113,640	$4.41	9.2	$6,086,000
Vested at March 31, 2021	615,517	$2.49	7.4	$2,384,000
Exercisable at March 31, 2021	2,772,210	$4.40	9.2	$5,441,000

Intrinsic value as of March 31, 2021 was based on the estimated common stock fair value of $6.36 per share.

Options exercisable at March 31, 2021 include vested options and options eligible for early exercise. All outstanding options as of March 31, 2021 are expected to vest.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended
	March 31,
	2021	2020
Risk-free interest rate	0.66%	1.44%
Expected volatility	71.2%	71.6%
Expected term (in years)	5.9	6.0
Expected dividend yield	—%	—%

The weighted average grant date fair value of options granted during the three months ended March 2021 and 2020 was $3.15 and $2.40, respectively.

Fair value of common stock. For periods prior to the IPO, the fair value of the shares of common stock underlying the stock options has been determined by the Company’s board of directors, with input from management. Historically, since there has been no public market for the Company’s common stock, the Company’s board of directors determined the fair value of the Company’s common stock on each grant date by considering a number of objective and subjective factors, including the most recent independent third-party valuations of the Company’s common stock, sales of the Company’s convertible preferred stock to unrelated third-parties, operating and financial performance of the Company, the lack of liquidity of capital stock and general and industry-specific economic outlook, and the Company’s board of directors’ assessment of additional objective and subjective factors that it believed were relevant.

Risk-free interest rate. The Company bases the risk-free interest rate assumption on the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.

Expected volatility. The expected volatility assumption is based on the volatilities of a peer group of similar companies whose share prices are publicly available. The peer group was developed based on companies in the biotechnology industry.

Expected term. The expected term represents the period of time that options are expected to be outstanding. Because the Company does not have historical exercise behavior, it determines the expected life assumption using the simplified method, which is an average of the contractual term of the option and its vesting period.

Expected dividend yield. The Company bases the expected dividend yield assumption on the fact that it has never paid cash dividends and has no present intention to pay cash dividends.

Unrecognized compensation expense at March 31, 2021 for both employee and non-employee stock-based compensation expense was $7.2 million, which is expected to be recognized over a weighted-average vesting term of 3.3 years.

Non-cash stock-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
General and administrative	$364	$48
Research and development	107	44
Total	$471	$92

In November 2020, the Company hired a new chief executive officer under which the chief executive officer is entitled to receive a special performance bonus in the amount of $7.5 million, payable in cash, common stock or a combination of cash and common stock, in the event that (i) the Company’s market value exceeds $750 million utilizing the volume-weighted average of the closing sale price of its common stock on the Nasdaq Stock Market or other principal exchange for each of the 30 trading days immediately prior to the measurement date, or (ii) the fair market value of the net proceeds available for distribution to the Company’s stockholders in connection with a change in control as defined in the Company’s severance benefit plan, as determined in good faith by its board of directors, exceeds $750 million. The Company has determined that the bonus award is subject to ASC Topic 718, Compensation – Stock Compensation and includes both market and performance conditions. Because the performance conditions are not considered to be probable until the completion of the Company’s IPO or change in control, no expense was recorded on the award for the three months ended March 31, 2021. In April 2021, the performance condition was achieved in connection with the IPO. Accordingly, the Company expects to start recognizing compensation expense related to the award granted to the chief executive officer beginning in April 2021.

8. License Agreement

In December 2017, the Company entered into a License Agreement with vTv Therapeutics LLC (vTv Therapeutics) (the vTv License Agreement), under which the Company obtained an exclusive, worldwide, sublicensable license under certain vTv Therapeutics intellectual property to develop, manufacture and commercialize PPARδ agonists and products containing such PPARδ agonists, including REN001, for any therapeutic, prophylactic or diagnostic application in humans. Under the terms of the vTv License Agreement, the Company paid vTv Therapeutics an initial upfront license fee payment of $3.0 million and issued to vTv Therapeutics 309,576 shares of its common stock. The vTv License Agreement was accounted for as an asset acquisition and the upfront cash payment of $3 million and the fair value of common stock of $0.7 million issued to vTv Therapeutics was recorded in research and development expenses, as there was no alternative use for the asset.

Upon the achievement of certain pre-specified development and regulatory milestones, the Company is also required to pay vTv Therapeutics milestone payments totaling up to $64.5 million. The Company is also required to pay vTv Therapeutics up to $30.0 million in total sales-based milestones upon achievement of certain sales thresholds of the licensed product. In addition, the Company is obligated to make royalty payments to vTv Therapeutics at mid-single digit to low teen percentage royalty rates, based on tiers of annual net sales of licensed products, subject to certain customary reductions.

In accordance with the terms of the vTv License Agreement, the Company issued a total of an additional 266,867 shares of its common stock to vTv Therapeutics in 2018 and 2019. The Company accounted for the additional shares of common stock issued to vTv Therapeutics when the shares were obligated to be issued to vTv Therapeutics. The Company is no longer obligated to issue any further shares of common stock under the vTv License Agreement.

For the three months ended March 31, 2021 and 2020, the Company did not record any research and development expenses in connection with the vTv License Agreement.

9. Commitments and contingencies

Operating Leases

In June 2018, the Company leased certain office space for its U.S. headquarters under a non-cancelable operating lease with terms through July 2023, with an option to extend the terms for the entire premises for a period of five years. The rent expense in the United States for the three months ended March 31, 2021 and 2020 totaled $46,000 for both periods.

In December 2018, the Company leased certain office space for its UK subsidiary under a non-cancelable operating lease with lease terms through November 2021. The rent expense in the UK for the three months ended March 31, 2021 and 2020 totaled $7,000 for both periods.

Legal Proceedings

The Company is currently not a party to any legal proceedings, nor is the Company aware of any threatened or pending litigations. However, from time-to-time in the future, the Company could be involved in disputes, including litigation, relating to claims arising out of operations in the normal course of business, which may have a material adverse effect on the Company’s consolidated results of operations or financial position.

401(k) Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. Matching contributions to the 401(k) plan are made for certain eligible employees to meet non- discrimination provisions of the plan. During the three months ended March 31, 2021 and December 31, 2020, the expense recorded by the Company was immaterial.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our prospectus dated April 8, 2021 that forms a part of our Registration Statement on Form S-1 (File No. 333-254534), as filed with the Securities and Exchange Commission (SEC) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the Securities Act), on April 9, 2021 (Prospectus). Unless otherwise indicated, all references in this Quarterly Report on Form 10-Q to “Reneo,” the “company,” “we,” “our,” “us” or similar terms refer to Reneo Pharmaceuticals, Inc. and its subsidiary.

Forward-Looking Statements

In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “should,” “will” or the negative of these terms or other similar expressions.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

Overview

We are a clinical-stage pharmaceutical company focused on the development and commercialization of therapies for patients with rare genetic mitochondrial diseases, which are often associated with the inability of mitochondria to produce adenosine triphosphate (ATP). Our lead product candidate, REN001, is a potent and selective agonist of the peroxisome proliferator-activated receptor delta (PPARδ). REN001 has been shown to increase transcription of genes involved in mitochondrial function and increase fatty acid oxidation, and may increase production of new mitochondria.

The PPAR family of nuclear hormone receptors, PPARa, PPARg, and PPARδ, control the transcription of genes critical for regulating energy metabolism and homeostasis. PPARδ is highly expressed in muscle, kidney, brain, and liver tissue. Activation of PPARδ results in changes in the expression of genes involved with multiple aspects of energy metabolism including uptake of fatty acids, utilization of fatty acids as an energy source, and mitochondrial biogenesis.

Increases in PPARδ activity also correlate with a shift in muscle tissue towards oxidative, fat-consuming type I fibers that are associated with endurance as opposed to glycolytic, type II fibers. In preclinical and clinical studies, increased PPARδ activity through transgenic overexpression or pharmacological activation increases muscular strength and endurance across a variety of functional measures. REN001 was studied in healthy volunteers with one leg immobilized to produce muscle atrophy. Compared to placebo, administration of REN001 resulted in statistically significant increases in the expression of genes involved in mitochondrial oxidative phosphorylation, and statistically significant improvements in muscle strength.

As a PPARδ agonist, REN001 may benefit patients with genetic mitochondrial myopathies who experience weakness, fatigue, and/or deterioration in muscle due to impaired mitochondrial energy production. We are initially developing REN001 in three rare genetic diseases that typically present with myopathy and have high unmet medical needs: primary mitochondrial myopathies (PMM), long-chain fatty acid oxidation disorders (LC-FAOD), and McArdle disease. Patients with these diseases are unable to perform many everyday activities, and can experience cardiomyopathy and other organ dysfunction. Patients with PMM or LC-FAOD also typically have a reduced life expectancy.

We completed an open-label Phase 1b clinical trial in patients with PMM to assess the safety and tolerability of REN001, and to measure changes in functional tests such as walk distance and exercise capacity, as well as patient-reported symptoms that could serve as potential endpoints in future clinical studies. REN001 was well-tolerated in this trial. Compared to baseline, patients receiving REN001 once-daily for 12 weeks experienced an average increase in a 12-minute walk test (12MWT) of 104 meters, and an average increase of 1.7mL/kg/min in oxygen consumption (VO2), as well as a reduction in patient-reported fatigue and pain.

Based on these results, we initiated the STRIDE study, a global, randomized, double-blind, placebo-controlled Phase 2b clinical trial of REN001 in patients with PMM, and we plan to begin enrollment in mid-year 2021. We also plan to conduct an open-label, long-term safety trial outside the United States in a subset of patients from the STRIDE study. We anticipate results from these clinical trials will be available in 2023. Following our interactions with the U.S. Food and Drug Administration (FDA) and several European regulatory agencies, we believe that positive results from these trials could support the registration of REN001 for PMM in both the United States and in Europe.

We are also conducting two exploratory, open-label Phase 1b clinical trials of REN001 in patients with LC-FAOD and with McArdle disease. Both Phase 1b clinical trials are currently enrolling and we anticipate results from both studies in the first half of 2022.

We are also conducting an observational, international study of REN001 in patients with LC-FAOD to better understand disease characteristics of patients (FORWARD study) through exercise tests and symptom questionnaires. The FORWARD study will also include work for validation of a new Reneo-developed patient questionnaire focused on muscle symptoms in LC-FAOD, which we plan to use in future trials. We anticipate the results of this study in the second half of 2022.

Since our inception in 2014, our operations have focused on raising capital, establishing and protecting our intellectual property portfolio, organizing and staffing our company, business planning, and conducting preclinical and clinical development of and manufacturing development for REN001. We do not have any product candidates approved for sale, have not generated any revenue from product sales, and do not expect to generate revenues from the commercial sale of our product candidate for at least several years, if ever. Since inception, we have incurred significant operating losses. For the three months ended March 31, 2021, our net loss was $7.2 million. Our net losses were $12.4 million and $19.5 million for the years ended December 31, 2019 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $52.2 million, and cash and cash equivalents of $91.2 million. We have funded our operations primarily through the issuance and sale of equity securities. From our inception through March 31, 2021, we have raised an aggregate of $146.7 million in gross proceeds primarily from the sale of our convertible preferred stock and exercise of stock options, including approximately $47.4 million raised from the second closing of our Series B convertible preferred stock in March 2021. In April 2021, we raised net proceeds of approximately $84.8 million in connection with our initial public offering (IPO).

We expect to continue to incur net operating losses for at least the next several years, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase as we conduct our ongoing and planned clinical trials and preclinical studies, engage in other research and development activities, seek regulatory approvals for any product candidates that successfully complete clinical trials, incur development milestone payments related to our research and development activities, prepare for commercialization, hire additional personnel, protect our intellectual property and incur additional expenses as a result of operating as a public company.

Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities. As a result, we will need to raise additional capital. Until such time as we can generate significant revenue from sales of our product candidate, if ever, we expect to finance our operations through public or private equity offerings or debt financings, credit or loan facilities, collaborations, strategic alliances, licensing arrangements or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Based upon our current operating plan, we believe that our existing cash and cash equivalents, together with the net proceeds from our IPO, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 24 months.

We do not own or operate manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of REN001 for preclinical studies and clinical trials, as well as for commercial manufacturing if REN001 obtains marketing approval. We also rely, and expect to continue to rely, on third parties to manufacture, package, label, store, and distribute REN001, if marketing approval is obtained. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment, and personnel while also enabling us to focus our expertise and resources on the development of REN001.

COVID-19

The COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the COVID-19 situation closely. The extent of the impact of the COVID-19 on our business, operations and clinical development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the pandemic and its impact on our clinical trial enrollment, trial sites, contract research organizations, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. For example, our Phase 1b clinical trial of REN001 in PMM patients was closed early as a result of COVID-19, and we may face future clinical trial disruptions. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. As a result of COVID-19, we have taken precautionary measures in order to minimize the risk of the virus to our employees and the communities in which we operate. Although the majority of our workforce now works remotely, there has been a minimal disruption in our ability to ensure the effective operation of our business. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which the COVID-19 pandemic may affect our business, operations and clinical development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain.

License Agreement

In December 2017, we entered into a License Agreement with vTv Therapeutics (the vTv License Agreement), under which we obtained an exclusive, worldwide, sublicensable license under certain vTv Therapeutics intellectual property to develop, manufacture and commercialize PPARδ agonists and products containing such PPARδ agonists, including REN001, for any therapeutic, prophylactic or diagnostic application in humans. Under the terms of the vTv License Agreement, we paid vTv Therapeutics an initial upfront license fee payment of $3.0 million and issued to vTv Therapeutics shares of our common stock subject to antidilution provisions under the agreement. Upon the achievement of certain pre-specified development and regulatory milestones, we are also required to pay vTv Therapeutics up to an aggregate of $64.5 million. We are also required to pay vTv Therapeutics up to $30.0 million in total sales-based milestones upon achievement of certain sales thresholds of the licensed product. In addition, we are obligated to pay vTv Therapeutics tiered royalty payments at mid-single digit to low teen percentage royalty rates, based on tiers of annual net sales of licensed products, subject to certain customary reductions.

Components of Our Results of Operations

Operating Expenses

Research and Development Expenses

To date, our research and development expenses have related primarily to preclinical and clinical development of REN001. Research and development expenses include:

●	personnel expenses, including salaries, benefits, and stock-based compensation expense;
●	external expenses incurred under agreements with contract research organizations (CROs), investigative sites and consultants to conduct and support our preclinical studies and clinical trials;
●	laboratory supplies related to manufacturing our product candidate for clinical trials and preclinical studies, including fees paid to third-party manufacturers;
●	expenses related to regulatory activities, including filing fees paid to regulatory agencies;
●	facility costs including rent, depreciation, and maintenance expenses; and
●	fees for maintaining licenses under our third-party licensing agreements.

Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. Costs for certain activities, such as manufacturing and preclinical studies and clinical trials, are generally recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and collaborators. We expense amounts paid to acquire licenses associated with products under development when the ultimate recoverability of the amounts paid is uncertain and the technology has no alternative future use when acquired. The following table summarizes our research and development expenses for the three months ended March 31, 2021 and 2020:

	THREE MONTHS ENDED
	MARCH 31,
	2021	2020

	(in thousands)
Nonclinical	$563	$874
Contract manufacturing cost	1,241	956
Clinical and regulatory	3,272	1,763
Research and development-other	396	(15)
Total	$5,472	$3,578

We expect our research and development expenses to increase substantially for the foreseeable future as we advance our product candidate into and through clinical trials, continue to conduct preclinical studies and pursue regulatory approval of our product candidate. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our product candidate may be affected by a variety of factors including: the safety and efficacy of our product candidate, early clinical data, investment in our clinical program, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for our product candidate. As a result of the uncertainties discussed above, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of and obtain regulatory approval for our product candidate. Our research and development costs may vary significantly based on factors such as:

●	the scope, rate of progress, expense and results of clinical trials and preclinical studies;
●	per patient trial costs;
●	the number of trials required for approval;
●	the number of sites included in the trials;
●	the countries in which the trials are conducted;
●	the number of patients that participate in the trials;

●	uncertainties in patient enrollment or drop out or discontinuation rates, particularly in light of the current COVID-19 pandemic environment;
●	potential additional safety monitoring requested by regulatory agencies;
●	the duration of patient participation in the trials and follow-up;
●	the safety and efficacy of our product candidate;
●	the cost and timing of manufacturing our product candidates; and
●	the extent to which we establish strategic collaborations or other arrangements.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel expenses, including salaries, benefits, and stock- based compensation expense, for personnel in executive, finance, accounting, compliance and human resource and other administrative functions. General and administrative expense also includes corporate facility costs not otherwise included in research and development expenses, legal fees related to intellectual property and corporate matters, insurance costs and fees for accounting and consulting services.

We expect our general and administrative expenses to increase significantly for the foreseeable future to support continued research and development activities, including our ongoing and planned research and development of our product candidate for multiple indications. We also anticipate incurring additional expenses associated with operating as a public company, including increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with the rules and regulations of the SEC and standards applicable to companies listed on a national securities exchange, additional insurance expenses, investor relations activities and other administrative and professional services.

Other Income

Other income consists of interest income on our cash, cash equivalents and short-term investments.

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2021	2020	CHANGE

Operating expenses:
Research and development	$5,472	$3,578	$1,894
General and administrative	1,742	924	818
Total operating expenses	7,214	4,502	2,712
Loss from operations	(7,214)	(4,502)	(2,712)
Other income	2	71	(69)
Net loss	$(7,212)	$(4,431)	$(2,781)

Operating Expenses

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2021 were $5.5 million, compared to $3.6 million for the three months ended March 31, 2020. This increase of $1.9 million was primarily due to an increase of $1.5 million related to clinical trial costs associated with the launch of our STRIDE and FORWARD studies and $0.4 million in employee and personnel related costs due to additional headcount required to support our clinical and CMC programs.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2021 were $1.7 million, compared to $0.9 million during the three months ended March 31, 2020. This increase of $0.8 million was primarily attributable to an increase of $0.8 million in employee and personnel related expenses, and an increase of $0.2 million of professional service expenses, offset by a reduction of $0.2 million of market research expenses.

Other Income

Other income for the three months ended March 31, 2021 was $2,000 compared to $71,000 during the three months ended March 31, 2020. This decrease of $69,000 was primarily attributable to lower interest income earned on deposits in money market accounts indexed to the federal funds rates, which declined significantly during the three months ended March 31, 2021.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses. To date, we have funded our operations primarily through the issuance and sale of equity securities. From our inception through March 31, 2021, we have raised an aggregate of $146.7 million in gross proceeds primarily from the sale of our convertible preferred stock and exercises of stock options. As of March 31, 2021, we had $91.2 million in cash and cash equivalents and an accumulated deficit of $52.2 million. We do not have any product candidates approved for sale and have not generated any revenue from product sales, and we do not expect to generate revenues from the commercial sale of our product candidate for at least the foreseeable future, if ever.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2021 and 2020:

	THREE MONTHS ENDED
	MARCH 31,
	2021	2020

	(in thousands)
Net cash used in operating activities	$(8,589)	$(4,447)
Net cash (used in) provided by investing activities	(25)	5,199
Net cash provided by financing activities	46,222	26
Net increase in cash and cash equivalents	$37,608	$778

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 was $8.6 million, consisting primarily of our net loss of $7.2 million and a $1.9 million net change in operating assets and liabilities, partially offset by a $0.5 million in non-cash charges primarily consisting of stock-based compensation expense.

Net cash used in operating activities for the three months ended March 31, 2020 was $4.4 million, consisting primarily of our net loss of $4.4 million and a $0.1 million net change in operating assets and liabilities, partially offset by a $0.1 million stock-based compensation expense.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021 was $25,000 consisting primarily of payments made for the acquisition of property and equipment.

Net cash provided by investing activities for the three months ended March 31, 2020 was $5.2 million, consisting primarily of maturities of available-for-sale short-term investments.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $46.2 million, consisting primarily of $47.2 million of proceeds from the issuance of shares of Series B convertible preferred stock, and $0.2 million of proceeds from the exercise of stock options, offset by $1.2 million of costs paid in connection with the IPO.

Net cash provided by financing activities for the three months ended March 31, 2020 was $26,000, consisting of proceeds from the exercise of stock options.

Funding Requirements

To date, we have not generated any revenue from product sales. We do not expect to generate revenue from product sales unless and until we obtain regulatory approval and commercialize REN001 or any future product candidates, and we do not know when, or if at all, that will occur. We will continue to require additional capital to develop REN001 and fund operations for the foreseeable future. Our primary uses of cash are to fund our operations, which consist primarily of research and development expenses related to our clinical development programs, and to a lesser extent, general and administrative expenses. We expect our expenses to continue to increase in connection with our ongoing activities as we continue to advance REN001 through clinical development and regulatory approval. Furthermore, we expect to incur additional costs associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

We will need to raise additional capital through public or private equity offerings or debt financings, credit or loan facilities, collaborations, strategic alliances, licensing arrangements or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.

Our future capital requirements will depend on many factors, including:

●	the scope, progress, results and costs of clinical trials and preclinical studies for REN001;
●	the scope, prioritization and number of our research and clinical indications we pursue;
●	the costs and timing of manufacturing for our product candidates;
●	the costs, timing, and outcome of regulatory review of REN001;
●	the timing and amount of the milestone or other payments we must make to vTv Therapeutics and any future licensors;
●	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the extent to which we acquire or in-license other product candidates and technologies;
●	the costs of securing manufacturing arrangements for commercial production;
●	our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products; and

●	the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market any product candidates.

In December 2020 and March 2021, we raised total gross proceeds of $94.8 million from the sale of Series B convertible preferred stock. As of March 31, 2021, we had $91.2 million in cash and cash equivalents. We believe, based upon our current operating plan, that our cash and cash equivalents as of March 31, 2021, together with the net proceeds from our IPO in April 2021, will be sufficient to fund our operations for at least the next 24 months.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive, and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidate, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of a product candidate that we do not expect to be commercially available for many years, if at all. Until such time as we can generate significant revenue from sales of our product candidate, if ever, we expect to finance our operations through public or private equity offerings or debt financings, credit or loan facilities, collaborations, strategic alliances, licensing arrangements or a combination of one or more of these funding sources. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

If we raise funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidate that we would otherwise prefer to develop and market ourselves.

Contractual Obligations & Commitments

During the three months ended March 31, 2021, there were no material changes to our contractual obligations as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Prospectus.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and the disclosure of our contingent liabilities in our condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Prospectus and the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2021, there were no material changes to our critical accounting policies from those discussed in the Prospectus.

Recent Accounting Pronouncements

See Note 2. to our condensed consolidated financial statements for a description of recent accounting pronouncements applicable to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and principal financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2021, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently a party to any material legal proceedings. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 1A. Risk Factors

RISK FACTORS SUMMARY

We face many risks and uncertainties, as more fully described in this section under the heading “Risk Factors.” Some of these risks and uncertainties are summarized below. The summary below does not contain all of the information that may be important to you, and you should read this summary together with the more detailed discussion of these risks and uncertainties contained in “Risk Factors.”

●	We have incurred significant net losses since our inception and anticipate that we will continue to incur significant net losses for the foreseeable future.
●	We will need substantial additional financing to develop REN001 and any future product candidates and implement our operating plan. If we fail to obtain additional financing, we may be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
●	We currently depend entirely on the success of REN001, which is our only product candidate. If we are unable to advance REN001 in clinical development, obtain regulatory approval, and ultimately commercialize REN001, or experience significant delays in doing so, our business will be materially harmed.
●	Our clinical trials may fail to adequately demonstrate the safety and efficacy of REN001, which could prevent or delay regulatory approval and commercialization.
●	Clinical drug development is a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results.
●	Any delays in the commencement or completion, or termination or suspension, of our clinical trials could result in increased costs to us, delay or limit our ability to generate revenue, and adversely affect our commercial prospects.
●	The regulatory approval process is lengthy, expensive and uncertain, and we may be unable to obtain regulatory approval for our product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of our product candidates and adversely impact our ability to generate revenue, our business and our results of operations.
●	Our business has been and could continue to be adversely affected by the evolving and ongoing COVID-19 global pandemic in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic could adversely affect our operations, as well as the business or operations of our manufacturers, CROs, or other third parties with whom we conduct business.
●	If the market opportunities for REN001 and any future product candidates are smaller than we believe they are, or we face substantial competition in our markets, our future revenue may be adversely affected, and our business may suffer.
●	We may not be successful in our efforts to expand our pipeline by identifying additional indications for which to investigate REN001 in the future. We may expend our limited resources to pursue a particular indication or formulation for REN001 and fail to capitalize on product candidates, indications or formulations that may be more profitable or for which there is a greater likelihood of success.
●	We currently have no marketing and sales organization. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell REN001 and any future product candidates, we may not be able to generate product revenues.

●	We depend on a license agreement with vTv Therapeutics, and termination of this license could result in the loss of significant rights, which would harm our business.
●	We rely on third parties to conduct, supervise and monitor our clinical trials. If these third parties do not successfully carry out their contractual duties, meet rigorously enforced regulatory requirements, or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize REN001.
●	If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection and/or other market exclusivity, our ability to prevent our competitors from commercializing similar or identical product candidates may be adversely affected.
●	Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

RISK FACTORS

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the risks described below could harm our business, financial condition, results of operations, growth prospects, and/or stock price or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect changes from the similarly titled risk factors included in the Prospectus.

Risks Related to Our Business and Industry

We have incurred significant net losses since our inception and anticipate that we will continue to incur significant net losses for the foreseeable future.*

We are a clinical-stage pharmaceutical company founded in 2014, and our operations to date have focused primarily on raising capital, establishing and protecting our intellectual property portfolio, organizing and staffing our company, business planning, and conducting preclinical and clinical development of, and manufacturing development for, our only product candidate, REN001. Additionally, as an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product, or conduct sales and marketing activities necessary for successful commercialization. As we build our capabilities and expand our organization, we have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical area. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing pharmaceutical products.

Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant net losses since our inception. If REN001 is not successfully developed and approved in the United States or Europe, we may never generate any revenue. For the three months ended March 31, 2021 and the year ended December 31, 2020, we reported a net loss of $7.2 million and $19.5 million, respectively. As of March 31, 2021, we had an accumulated deficit of $52.2 million.

We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our clinical development of, and seek regulatory approvals for, REN001 and any future product candidates. We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our prior net losses and expected future net losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with drug development, we are unable to accurately predict the timing or amount of increased expenses, or when, if at all, we will be able to achieve profitability.

We will need substantial additional financing to develop REN001 and any future product candidates and implement our operating plan. If we fail to obtain additional financing, we may be forced to delay, reduce or eliminate our product development programs or commercialization efforts.*

Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts to continue the clinical development of, and seek regulatory approval for, REN001 and any future product candidates. We will require significant additional amounts in order to prepare for commercialization, and, if approved, to launch and commercialize REN001.

As of March 31, 2021, we had cash and cash equivalents of $91.2 million. In April 2021, we consummated our IPO and issued 6,250,000 shares of common stock for net proceeds of approximately $84.8 million, after deducting underwriting discounts and commissions and offering related expenses. We believe, based on our current operating plan, that our cash and cash equivalents as of March 31, 2021 and such net proceeds will be sufficient to fund our operations for at least the next 24 months. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results and costs of clinical trials and preclinical studies for REN001;
●	the scope, prioritization and number of our research and indications we pursue;
●	the costs and timing of manufacturing for our product candidate;
●	the costs, timing, and outcome of regulatory review of REN001;
●	the timing and amount of the milestone or other payments we must make to vTv Therapeutics and any future licensors;
●	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the extent to which we acquire or in-license other product candidates and technologies;
●	the costs of securing manufacturing arrangements for commercial production;
●	our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products; and
●	the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market our product candidate.

In any event, we will require additional capital for the further development and commercialization of REN001 and any future product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Until such time as we can generate significant revenue from sales of our product candidate, if ever, we expect to finance our operations through public or private equity offerings or debt financings, credit or loan facilities, collaborations, strategic alliances, licensing arrangements or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of REN001 or other research and development initiatives. We also could be required to seek collaborators for REN001 and any future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to REN001 and any future product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

We currently depend entirely on the success of REN001, which is our only product candidate. If we are unable to advance REN001 in clinical development, obtain regulatory approval, and ultimately commercialize REN001, or experience significant delays in doing so, our business will be materially harmed.

We currently only have one product candidate, REN001, and our business and future success depends entirely on our ability to develop, obtain regulatory approval for, and then successfully commercialize, REN001, which is currently in clinical development for patients with PMM, patients with LC-FAOD and patients with McArdle disease. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development that may be able to better sustain failure of a lead product candidate.

The success of REN001 will depend on several factors, including the following:

●	successful enrollment in our ongoing and planned clinical trials and completion of such clinical trials with favorable results;
●	acceptance by the FDA and European Medicines Agency (EMA) of data from our global Phase 2b or future clinical trials in patients with PMM;
●	demonstrating safety and efficacy to the satisfaction of applicable regulatory authorities;
●	the outcome, timing, and cost of meeting regulatory requirements established by the FDA, EMA, and other comparable foreign regulatory authorities;
●	receipt of marketing approvals from applicable regulatory authorities, including one or more new drug applications (NDAs) from the FDA and marketing authorizations from the EMA, and maintaining such approvals;
●	establishing commercial manufacturing relationships and receiving/importing commercial supplies approved by the FDA and other regulatory authorities from any future third-party manufacturer;
●	establishing sales, marketing, and distribution capabilities and commercializing REN001, if approved, whether alone or in collaboration with others;
●	acceptance, if and when approved, by patients, the medical community and third-party payors;
●	obtaining and maintaining third-party coverage and adequate reimbursement;
●	establishing and maintaining patent and trade secret protection and regulatory exclusivity for REN001;
●	maintaining an acceptable safety profile of REN001 following approval; and
●	maintaining and growing an organization of people who can develop REN001.

If we do not achieve one or more of these factors, many of which are beyond our control, in a timely manner or at all, we could experience significant delays or an inability to develop, obtain regulatory approvals or commercialize REN001.

Even if regulatory approvals are obtained, we may never be able to successfully commercialize REN001. In addition, we will need to transition at some point from a company with a development focus to a company capable of supporting commercial activities. We may not be successful in such a transition. Accordingly, we may not be able to generate sufficient revenue through the sale of REN001 to continue our business.

Our clinical trials may fail to adequately demonstrate the safety and efficacy of REN001, which could prevent or delay regulatory approval and commercialization.*

Before obtaining regulatory approvals for the commercial sale of a product candidate, we must demonstrate through lengthy, complex, and expensive preclinical testing and clinical trials that a product candidate is both safe and effective for use in each target indication. Clinical trials often fail to demonstrate safety and efficacy of the product candidate studied for the target indication. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization. Further, we have used patient reported outcomes in our clinical trials, including our Phase 1b clinical trial of REN001 of PMM, such as the Modified Fatigue Impact Scale, the Brief Pain Inventory assessment, and a 36 item short form survey (SF-36) that assesses the general health of patients. Such patient reported outcomes are based on subjective patient feedback and can be inherently difficult to evaluate. Such patient reported outcomes can be influenced by factors outside of our control and can vary widely from day to day for a particular patient, and from patient-to-patient and site-to-site within a clinical trial. It is possible that the FDA will not accept such patient reported outcomes, and any such non-acceptance may require changes to existing trial protocols or the conduct of additional clinical trials. Moreover, our Phase 2b clinical trial of REN001 in patients with PMM and our Phase 1b clinical trial in patients with LC-FAOD utilize a 12MWT as an assessment of functionality in patients with genetic mitochondrial diseases who commonly lack endurance rather than the more commonly used six minute walk test (6MWT). Although we believe the 12MWT is the appropriate assessment tool, we cannot guarantee you that the FDA or other regulators will not require clinical results from a 6MWT for approval. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of REN001 in other indications.

Preclinical and clinical drug development is a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results.*

Preclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. A failure of one or more preclinical or clinical trials can occur at any stage of testing. The results of preclinical studies and early clinical trials of REN001 may not be predictive of the results of later-stage clinical trials. In addition, product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Also, because there are generally no approved drugs for our clinical indications, there are few regulatory precedents by which we can be guided with respect to clinical endpoints.

As such, we cannot be certain that our ongoing and planned clinical trials will be successful. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. Moreover, preclinical and clinical data is often susceptible to varying interpretations and analyses. Our clinical trials have involved a limited number of patients and clinical trial sites. We may face significant setbacks as we expand the number of patients and clinical sites, potentially affecting the efficiency of trial execution and the consistency of trial data, which may delay or prevent regulatory approval of REN001. Any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of REN001 in those and other indications, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Further, if patients drop out of our clinical trials, miss scheduled doses or follow-up visits, or otherwise fail to follow clinical trial protocols, whether as a result of the COVID-19 pandemic, actions taken to slow the spread of COVID-19 or otherwise, the integrity of data from our clinical trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.*

We may not be able to initiate or continue our clinical trials for REN001 and any future product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA and comparable foreign regulatory authorities. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, the design of the clinical trial, competing clinical trials, and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

In particular, each clinical indication for which we are evaluating REN001 is a rare genetic disease with limited patient populations from which to draw participants in clinical trials. We will be required to identify and enroll a sufficient number of patients with the disease under investigation for our clinical trials of REN001. Potential patients may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for our clinical trials. Additionally, other pharmaceutical companies with more resources and greater experience in drug development and commercialization are targeting certain of the genetic mitochondrial diseases we are targeting and may do so with respect to additional indications we target in the future. Any recruiting of clinical trial patients by competitors from the patient populations we are targeting in our ongoing or future clinical trials may delay or make it more difficult to fully enroll our clinical trials. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, we rely on CROs and clinical trial sites to ensure proper and timely conduct of our clinical trials and, while we have agreements governing their services, we will have limited influence over their actual performance.

We are unable to predict with confidence the likelihood or duration of such patient enrollment delays and difficulties, whether related to COVID-19 or otherwise. If patient enrollment is delayed for an extended period of time, our clinical trials could be delayed or otherwise adversely affected.

Any delays in the commencement or completion, or termination or suspension, of our clinical trials could result in increased costs to us, delay or limit our ability to generate revenue, and adversely affect our commercial prospects.*

Before we can initiate clinical trials for REN001 or any future product candidates, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities, along with other information, including information about chemistry, manufacturing and controls, and our proposed clinical trial protocol, as part of an investigational new drug application (IND) or similar regulatory filing under which we must receive authorization to proceed with clinical development. While we have already submitted the INDs for our clinical trials of REN001 in PMM and LC-FAOD, if our clinical trial of REN001 in McArdle disease, which is currently being conducted outside of the United States, is instead conducted within the United States, we will need to submit an IND with the FDA prior to initiating such trial.

Before obtaining marketing approval from regulatory authorities for the sale of REN001 or any future product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of REN001 and any future product candidates in humans. Clinical testing is expensive, time-consuming, and uncertain as to outcome. In addition, we may rely in part on preclinical, clinical and quality data generated by CROs and other third parties for regulatory submissions for REN001 and any future product candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, do not make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed, and we may need to conduct additional clinical trials or collect additional data independently. In either case, our development costs would increase.

We do not know whether our current or any future clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients, or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

●	obtaining regulatory authorizations to commence a clinical trial or reaching a consensus with regulatory authorities on clinical trial design or implementation;
●	any failure or delay in reaching an agreement with CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
●	obtaining approval from one or more institutional review boards (IRBs) or Ethics Committees (ECs);
●	IRBs or ECs refusing to approve, suspending or terminating the clinical trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the clinical trial;
●	changes to clinical trial protocols;
●	selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
●	sites deviating from clinical trial protocol or dropping out of a clinical trial;
●	the FDA or comparable foreign regulatory authorities’ failure to accept our proposed manufacturing processes and suppliers and/or requirement to provide additional information regarding our manufacturing processes before providing marketing authorization;
●	manufacturing sufficient quantities of REN001 or any future product candidates or obtaining sufficient quantities of combination therapies for use in clinical trials;

●	subjects failing to enroll or remain in our trials at the rate we expect, or failing to return for post-treatment follow-up;
●	subjects choosing an alternative treatment for the indications for which we are developing REN001 and any future product candidates, or participating in competing clinical trials;
●	lack of adequate funding to continue the clinical trial;
●	subjects experiencing severe or unexpected drug-related adverse effects;
●	occurrence of serious adverse events (SAEs) in clinical trials of the same class of agents conducted by other companies;
●	a facility manufacturing REN001 or any of its components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of current good manufacturing practice (cGMP) regulations or other applicable requirements, or infections or cross-contaminations of REN001 in the manufacturing process;
●	any changes to our manufacturing process, suppliers or formulation that may be necessary or desired;
●	third-party vendors not performing manufacturing and distribution services in a timely manner or to sufficient quality standards;
●	supply chain disruptions such as scarcity of raw materials used to manufacture REN001;
●	impact of possible trade disputes with countries where REN001 or its ingredients are manufactured;
●	third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practice (GCP) or other regulatory requirements;
●	third-party contractors not performing data collection or analysis in a timely or accurate manner;
●	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications; or
●	the impacts of the COVID-19 pandemic on our ongoing and planned clinical trials.

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting, or completing our planned and ongoing clinical trials. For example, our Phase 1b clinical trial of REN001 in PMM patients was closed early as a result of the COVID-19 pandemic. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or ECs of the institutions in which such trials are being conducted or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Currently, the FDA and other foreign regulatory agencies have placed a class-wide requirement on all PPAR agonists asking sponsors to complete the two-year rat and mouse carcinogenicity studies before conducting studies longer than six-months in duration. As a result, it may take longer to enroll patients in the long-term safety trial, which could adversely affect the timing of our regulatory submissions for marketing approval. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing, or successful completion of a clinical trial.

Further, conducting clinical trials in foreign countries, which we are doing for REN001 and expect to do for any future product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

Moreover, principal investigators for our clinical trials may serve and have served as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of REN001.

If we experience delays in the completion of, or termination of, any clinical trial of REN001 or any future product candidates, the commercial prospect of REN001 or any future product candidates will be harmed, and our ability to generate product revenue will be delayed. Moreover, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenue. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of REN001 or any future product candidates. Further, delays to our clinical trials that occur as a result could shorten any period during which we may have the exclusive right to commercialize REN001 and our competitors may be able to bring products to market before we do, and the commercial viability of REN001 could be significantly reduced. Any of these occurrences may harm our business, financial condition, results of operations and prospects significantly.

Use of REN001 or any future product candidates could be associated with side effects, adverse events or other properties that could delay or prevent regulatory approval or result in significant negative consequences following marketing approval, if any.*

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with the use of REN001 and any future product candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by REN001 and any future product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. For example, we observed an incipient cataract in one patient in the McArdle Phase 1b study and if this adverse event is observed disproportionately in placebo-controlled studies, the FDA or comparable foreign agencies may determine that the risk-benefit profile is not favorable and may not approve REN001, and even if REN001 is approved, such findings may lead to a more limited label, including warnings and precautions, or a risk evaluation and mitigation strategy or other risk minimization tools available to FDA. If drug-related SAEs are observed, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval for REN001 for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition, results of operations and prospects significantly.

Additionally, if REN001 and any future product candidates receive marketing approval, and we or others later identify undesirable side effects caused by such product candidate, a number of potentially significant negative consequences could result, including:

●	we may be forced to suspend marketing of that product, or decide to remove the product form the marketplace;
●	regulatory authorities may withdraw approvals or change their approvals of such product;
●	regulatory authorities may require additional warnings on the label or limit access of that product to selective specialized centers with additional safety reporting and with requirements that patients be geographically close to these centers for all or part of their treatment;
●	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
●	we may be required to change the way the product is administered;
●	we could be subject to fines, injunctions, or the imposition of criminal or civil penalties, or sued and held liable for harm caused to subjects or patients; and

●	the product may become less competitive, and our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of REN001 and any future product candidates, if approved, and could significantly harm our business, results of operations, and prospects.

The regulatory approval process is lengthy, expensive and uncertain, and we may be unable to obtain regulatory approval for our product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of our product candidates and adversely impact our ability to generate revenue, our business and our results of operations.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing, and distribution of REN001 is subject to extensive regulation by the FDA in the United States and by comparable foreign regulatory authorities in foreign markets. In the United States, we are not permitted to market REN001 and any future product candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity, and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and the FDA has substantial discretion in the drug approval process, including the ability to delay, limit, or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed. Neither we nor any future collaborator is permitted to market REN001 and any future product candidates in the United States until we receive approval of an NDA from the FDA. We have not previously submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities.

Prior to obtaining approval to commercialize a product candidate in the United States or in foreign markets, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for REN001 are promising, such data may not be sufficient to support approval by the FDA and comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities, as the case may be, may also require us to conduct additional preclinical studies or clinical trials for REN001 and any future product candidates either prior to or post-approval, or may object to elements of our clinical development program.

REN001 and any future product candidates could fail to receive regulatory approval for many reasons, including the following:

●	serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by people using drugs similar to REN001 and any future product candidates;
●	the population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
●	the FDA or comparable foreign regulatory authorities may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care is potentially different from that of the United States;
●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for any of its proposed indications;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
●	the data collected from clinical trials of REN001 and any future product candidates may not be sufficient to satisfy the FDA or comparable foreign regulatory authorities to support the submission of an NDA or other comparable submissions in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;

●	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Any of the above events could prevent us from achieving market approval of REN001 or any future product candidates and could substantially increase the costs of commercializing REN001 or any future product candidates. The demand for REN001 or any future product candidates could also be negatively impacted by any adverse effects of a competitor’s product or treatment.

Of the large number of drugs in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market REN001 and any future product candidates, which would significantly harm our business, financial condition, results of operations and prospects.

Even if we eventually complete clinical trials and receive approval of an NDA or foreign marketing application for REN001 and any future product candidates, the FDA or comparable foreign regulatory authority may grant approval contingent on the performance of costly additional clinical trials, including Phase 4 clinical trials, and/or the implementation of a risk evaluation and mitigation strategy (REMS) which may be required to ensure safe use of the drug after approval. The FDA or the comparable foreign regulatory authority also may approve a product candidate for a more limited indication or patient population than we originally requested, and the FDA or comparable foreign regulatory authority may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

Our business has been and could continue to be adversely affected by the evolving and ongoing COVID-19 global pandemic in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic could adversely affect our operations, as well as the business or operations of our manufacturers, CROs, or other third parties with whom we conduct business.*

Our business has been and could continue to be adversely affected by the evolving COVID-19 pandemic, which was declared by the World Health Organization as a global pandemic. As COVID-19 continues to spread, we may experience ongoing disruptions that could severely impact our business and clinical trials, including:

●	delays or difficulties in enrolling patients in our clinical trials;
●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site; investigators and clinical site staff;
●	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including interruption in global shipping that may affect the transport of clinical trial materials;
●	changes in local regulations as part of a response to the COVID-19 outbreak which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
●	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data;
●	interruptions or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;

●	risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;
●	refusal of the FDA or comparable foreign regulatory authorities to accept data from clinical trials in affected geographies; and
●	increased costs relating to mitigating the impact of COVID-19 on any of the foregoing factors.

These and other disruptions in our operations and the global economy could negatively impact our business, operating results and financial condition.

Our clinical trials have been, and may in the future be, affected by the COVID-19 pandemic. For example, as a result of the COVID-19 pandemic, our Phase 1b clinical trial of REN001 in PMM patients was closed early and we temporarily paused enrollment in our Phase 1b clinical trials of LC-FAOD and McArdle disease, which enrollment has now recommenced in certain countries. Additionally, the COVID-19 pandemic may impact patient enrollment in all of our ongoing clinical trials. In particular, some sites may pause enrollment to focus on, and direct resources to, COVID-19, while at other sites, patients may choose not to enroll or continue participating in the clinical trial as a result of the pandemic. In addition, patient visits to our clinical trial sites in the United States, the United Kingdom (UK) and Spain at some point in the past or currently have slowed as a result of the COVID-19 pandemic. Further, according to the Centers for Disease Control and Prevention and the National Health Service in the UK, people who have serious chronic medical conditions, including those such as genetic mitochondrial diseases, are at higher risk of getting very sick from COVID-19. As a result, current or potential patients in our ongoing and planned clinical trials may choose to not enroll, not participate in follow-up clinical visits, or drop out of the trial as a precaution against contracting COVID-19. Further, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services.

If patient enrollment is delayed for an extended period of time, our ongoing and planned clinical trials could be delayed or otherwise adversely affected. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted.

In addition, ongoing or planned clinical trials may also be impacted by interruptions or delays in the operations of the FDA and comparable foreign regulatory agencies. For example, in certain locations, Ethics Committees’ clinical protocol reviews have been delayed due to a backlog of applications requiring review. Such approvals are required to conduct studies at clinical trial sites.

In addition, we may encounter a shortage in supplies of, or in delays in shipping, our study drug or other components of the clinical trial vital for successful conduct of the trial. Further, the successful conduct of our clinical trials depends on retrieving laboratory data from patients. Any failure by the laboratories with which we work to send us such data could impair the progress of such clinical trials. For example, we have been delayed in finalizing a clinical study report for our Phase 1b clinical trial of REN001 in PMM, as a result of COVID-19 site restrictions that have prevented study monitors from our CRO from timely completion of an in-person audit of trial site source documentation. While virtual monitoring visits have occurred and now monitoring visits have resumed at some trial sites, onsite visits have been limited to certain times of the month thus delaying our site close out activities. These events could delay our clinical trials, increase the cost of completing our clinical trials, and negatively impact the integrity, reliability, or robustness of the data from our clinical trials.

In addition, quarantines, shelter-in-place, and similar government orders, or the perception that such orders, shutdowns, or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at our CROs or third-party manufacturing facilities upon which we rely, or the availability or cost of materials, which could disrupt the supply chain for REN001. To the extent our suppliers and service providers are unable to comply with their obligations under our agreements with them or they are otherwise unable to deliver or are delayed in delivering goods and services to us due to the COVID-19 pandemic, our ability to continue meeting clinical supply demand for REN001 or otherwise advancing development of REN001 may become impaired.

The spread of COVID-19 and actions taken to reduce its spread may also materially affect us economically. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, there could be a significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity and financial position. In addition, the trading prices for other companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms.

COVID-19 and actions taken to reduce its spread continue to evolve. The extent to which COVID-19 may impede the development of REN001, reduce the productivity of our employees, disrupt our supply chains, delay our clinical trials, reduce our access to capital or limit our business development activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.

Preliminary, interim and topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.*

From time to time, we may publicly disclose interim, topline, or preliminary data from our clinical trials, including from our Phase 1b clinical trials of REN001 in patients with PMM and LC-FAOD, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline, or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim, topline, and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, such data should be viewed with caution until the final data are available. Adverse differences between preliminary, interim, or topline data and final data could significantly harm our business prospects.

We have been delayed in finalizing a clinical study report for our Phase 1b clinical trial of REN001 in PMM, as a result of COVID-19 site restrictions that have prevented study monitors from our CRO from timely completing an in-person audit of trial site source documentation. Further, while virtual monitoring visits have occurred and now monitoring visits have resumed at some trial sites, onsite visits have been limited to certain times of the month thus delaying our site close out activities.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability, or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate, or our business. If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, REN001 and any future product candidates may be harmed, which could harm our business, operating results, prospects, or financial condition.

If the market opportunities for REN001 and any future product candidates are smaller than we believe they are, or we face substantial competition in our markets, our future revenue may be adversely affected, and our business may suffer.*

If the size of the market opportunities in each of our target indications for REN001 and any future product candidates is smaller than we anticipate, we may not be able to achieve profitability and growth. We focus our clinical development of REN001 on therapies for adult patients with genetic mitochondrial diseases with relatively small patient populations. Given the relatively small number of patients who have the diseases that we are targeting and intend to target with REN001, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare genetic mitochondrial diseases. In addition, our estimates of the patient populations for our target indications have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations, and market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. For example, while the path to accurately diagnose patients with primary mitochondrial diseases is well known, physician lack of awareness about McArdle disease may result in the condition being significantly under diagnosed and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. In addition, the potentially addressable patient population for PMM, LC-FAOD and McArdle disease may be limited or may not be amenable to treatment with REN001, if approved. Further, even if we obtain significant market share for REN001 in PMM, LC-FAOD or McArdle disease, we may never achieve profitability despite obtaining such significant market share, as other pharmaceutical companies with more resources and greater experience in drug development and commercialization are or may be targeting this same genetic mitochondrial disease.

We may not be successful in our efforts to expand our pipeline by identifying additional indications for which to investigate REN001 in the future. We may expend our limited resources to pursue a particular indication or formulation for REN001 and fail to capitalize on product candidates, indications or formulations that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we are focused on specific indications for REN001. As a result, we may fail to generate additional clinical development opportunities for REN001 for a number of reasons, including, REN001 may in certain indications, on further study, be shown to have harmful side effects, limited to no efficacy, or other characteristics that suggest it is unlikely to receive marketing approval and achieve market acceptance in such additional indications.

While our initial focus is to advance REN001 for PMM to regulatory approval, we plan to conduct several clinical trials for REN001 in parallel over the next several years, including multiple clinical trials in PMM, LC-FAOD and McArdle disease, which may make our decision as to which additional indications to focus on more difficult. As a result, we may forgo or delay pursuit of opportunities with other indications that could have had greater commercial potential or likelihood of success. However, we may focus on or pursue one or more of our target indications over other potential indications and such development efforts may not be successful, which would cause us to delay the clinical development and approval of REN001. Furthermore, research programs to identify additional indications for REN001 require substantial technical, financial, and human resources. We may also pursue additional formulations for REN001 such as a tablet form. However, we may not successfully develop these additional formulations for chemistry-related, stability-related, or other reasons. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for specific indications may not yield any commercially viable products.

Additionally, we may pursue additional in-licenses or acquisitions of development-stage assets or programs, which entails additional risk to us. Identifying, selecting and acquiring promising product candidates requires substantial technical, financial, and human resources expertise. Efforts to do so may not result in the actual acquisition or license of a particular product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. For example, if we are unable to identify programs that ultimately result in approved products, we may spend material amounts of our capital and other resources evaluating, acquiring and developing products that ultimately do not provide a return on our investment.

Obtaining and maintaining regulatory approval for a product candidate in one jurisdiction does not mean that we will be successful in obtaining regulatory approval for that product candidate in other jurisdictions.

Obtaining and maintaining regulatory approval for a product candidate in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for REN001 is also subject to approval.

We expect to submit a Marketing Authorization Application (MAA) to the EMA for approval of REN001 in the European Union (EU) for the treatment of PMM and other clinical indications if data support registration. As with the FDA, obtaining an MAA, issued by the European Commission, based on the opinion of the EMA’s Committee for Medicinal Products for Human Use, is a similarly lengthy and expensive process and the EMA has its own procedures for approval for product candidates. Regulatory authorities in jurisdictions outside of the United States and the EU also have requirements for approval for product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of REN001 in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of REN001 will be harmed, which would adversely affect our business, prospects, financial condition, and results of operations.

We currently have no marketing and sales organization. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell REN001 and any future product candidates, we may not be able to generate product revenues.

We currently do not have a commercial organization for the marketing, sales, and distribution of pharmaceutical products. To commercialize REN001 and any future product candidates, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We intend to build a highly specialized commercial organization to support the commercialization of REN001, if approved, in the United States and Europe.

The establishment and development of our own sales force or the establishment of a contract sales force to market REN001 and any future product candidates will be expensive and time-consuming and could delay any commercial launch. Moreover, we may not be able to successfully develop this capability. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of REN001. To the extent we rely on third parties to commercialize REN001, if approved, we may have little or no control over the marketing and sales efforts of such third parties and our revenues from product sales may be lower than if we had commercialized REN001 and any future product candidates ourselves. In the event we are unable to develop our own marketing and sales force or collaborate with a third-party marketing and sales organization, we would not be able to commercialize REN001 or any future product candidates.

If we receive regulatory approval for REN001 and any future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with any product.

Any regulatory approvals that we receive may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including post-market studies or clinical trials, and surveillance to monitor safety and effectiveness. The FDA may also require us to adopt a REMS to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to health care practitioners, patient education, extensive patient monitoring, or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. We or our collaborators may also be required to adopt a REMS or engage in similar actions, such as patient education, certification of health care professionals, or specific monitoring, if we or others later identify undesirable side effects caused by any product that we develop alone or with collaborators.

In addition, if the FDA or a comparable foreign regulatory authority approves a product candidate, the manufacturing, quality control, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export, and recordkeeping for the approved product will be subject to extensive and ongoing regulatory requirements. The FDA and comparable foreign regulatory authorities also requires submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP requirements and GCP for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product candidate, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

●	issue warning letters or untitled letters;
●	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners, or require other restrictions on the labeling or marketing of such products;
●	require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
●	seek an injunction or impose civil or criminal penalties or monetary fines;
●	suspend, withdraw or modify regulatory approval;
●	suspend or modify any ongoing clinical trials;
●	refuse to approve pending applications or supplements to applications filed by us;
●	suspend or impose restrictions on operations, including costly new manufacturing requirements; or
●	seize or detain products, refuse to permit the import or export of products, or require us to initiate a product recall.

The occurrence of any event or penalty described above may inhibit our ability to commercialize REN001 and any future product candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the U.S. Federal Trade Commission, the Department of Justice (the DOJ) the Office of Inspector General of the U.S. Department of Health and Human Services (HHS) state attorneys general, members of the U.S. Congress, and the public. Additionally, advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by comparable foreign entities and stakeholders. Violations, including actual or alleged promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries, and investigations, and civil and criminal sanctions by the FDA, DOJ, or comparable foreign bodies. Any actual or alleged failure to comply with labeling and promotion requirements may result in fines, warning letters, mandates to corrective information to healthcare practitioners, injunctions, or civil or criminal penalties.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval for REN001 and any future product candidates. For instance, the EU has adopted Regulation (EU) No 536/2014 (Clinical Trials Regulation (CTR)) in April 2014, which is expected to come into application in 2022. The CTR will be directly applicable in all the EU member states, repealing the current Clinical Trials Directive. Conduct of all clinical trials performed in the EU will continue to be bound by currently applicable provisions until the new CTR becomes applicable. The extent to which ongoing clinical trials will be governed by the CTR will depend on when the CTR becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the CTR becomes applicable the CTR will at that time begin to apply to the clinical trial. The CTR harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which will notably contain a centralized EU portal and database. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition, and results of operations.

Disruptions at FDA and other U.S. and foreign government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA and comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other U.S. and foreign agencies such as the EMA, following its relocation to Amsterdam and resulting staff changes, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Separately, in response to the global COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most foreign and domestic manufacturing facility inspections and in July 2020, resumed routine surveillance inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States have adopted similar restrictions and other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Even if we obtain regulatory approval for REN001 and any future product candidates, REN001 and any future product candidates may not gain market acceptance among physicians, patients, healthcare payors and others in the medical community.

REN001 and any future product candidates may not be commercially successful. The commercial success of REN001 or any future product candidates, if approved, will depend significantly on the broad adoption and use of such product by physicians and patients for approved indications. The degree of market acceptance of REN001 or any future products, if approved, will depend on a number of factors, including:

●	the clinical indications for which such product candidate is approved;
●	physicians and patients considering the product as a safe and effective treatment;
●	the potential and perceived advantages of the product over alternative treatments;
●	the prevalence and severity of any side effects;
●	product labeling or product insert requirements of the FDA or other regulatory authorities;
●	limitations or warnings contained in the labeling approved by the FDA or other regulatory authorities;
●	the timing of market introduction of the product as well as competitive products;

●	the cost of treatment in relation to alternative treatments;
●	the availability of coverage and adequate reimbursement by third-party payors and government authorities;
●	the willingness of patients to pay out-of-pocket in the absence of coverage and adequate reimbursement by third-party payors and government authorities;
●	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and
●	the effectiveness of our sales and marketing efforts and those of any collaboration or distribution partner on whom we rely for sales in foreign jurisdictions.

If REN001 and any future product candidate is approved but fails to achieve market acceptance among physicians, patients, healthcare payors or others in the medical community, we will not be able to generate significant revenues, which would have a material adverse effect on our business, prospects, financial condition, and results of operations. In addition, even if REN001 and any future product candidate gains acceptance, the markets for the treatment of patients with our target indications may not be as significant as we estimate.

If REN001 and any future product candidate is approved for marketing, and we are found to have improperly promoted off-label uses, we may become subject to prohibitions on the sale or marketing of REN001 and any future product candidates, significant fines, penalties, sanctions, or product liability claims, and our image and reputation within the industry and marketplace could be harmed.

The FDA, DOJ, and comparable foreign authorities strictly regulate the marketing and promotional claims that are made about pharmaceutical products, such as REN001, if approved. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or comparable foreign authorities as reflected in the product’s approved labeling. However, if we receive marketing approval for REN001 and any future product candidates, physicians can prescribe such product to their patients in a manner that is inconsistent with the approved label in their independent professional judgment. If we are found to have promoted such off-label uses, we may receive warning letters from the FDA and comparable foreign authorities and become subject to significant liability, which would materially harm our business. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA and other U.S. and foreign governmental authorities have also required that companies enter into consent decrees or imposed permanent injunctions under which specified promotional conduct is changed or curtailed in order to resolve enforcement actions. If we are deemed by the FDA, DOJ, or other U.S. and foreign governmental authorities to have engaged in the promotion of REN001 or any future product candidate for off-label use, we could be subject to certain prohibitions or other restrictions on the sale or marketing and other operations or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry.

Coverage and reimbursement may be limited or unavailable in certain market segments for REN001 and any future product candidates, which could make it difficult for us to sell REN001 and any future product candidates profitably.*

Successful sales of REN001 and any future product candidates, if approved, depend on the availability of coverage and adequate reimbursement from third-party payors. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance, and we may not obtain such coverage or adequate reimbursement. Moreover, we focus our clinical development of REN001 on therapies for patients with genetic mitochondrial diseases with relatively small patient populations. As a result, we must rely on obtaining appropriate coverage and reimbursement for these populations.

Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and the amount of reimbursement they will provide. Reimbursement by a third-party payor may depend upon a number of factors, including, but not limited to, the third-party payor’s determination that use of a product is:

●	a covered benefit under its health plan;
●	safe, effective, and medically necessary;
●	appropriate for the specific patient;
●	cost-effective; and
●	neither experimental nor investigational.

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our products. We may not be able to provide data sufficient to obtain coverage and adequate reimbursement. Assuming we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use REN001 or any future product candidate unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost. Additionally, the reimbursement rates and coverage amounts may be affected by the approved label for REN001 or any future product candidate. If coverage and reimbursement of our future products are unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

In addition, the market for REN001 and any future product candidates will depend significantly on access to third-party payors’ drug formularies or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access through formulary controls or otherwise to a branded drug when a less costly generic equivalent or other alternative is available.

In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of REN001 and any future product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

We intend to seek approval to market REN001 in the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for REN001, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of prescription pharmaceuticals and biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval for a drug candidate and in some countries products cannot be marketed until after such a price has been agreed. In addition, market acceptance and sales of a product will depend significantly on the availability of coverage and adequate reimbursement from third-party payors for a product and may be affected by existing and future health care reform measures.

Recently enacted legislation, future legislation and healthcare reform measures may increase the difficulty and cost for us to obtain marketing approval for and commercialize REN001 and any future product candidates and may affect the prices we may set.*

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, including cost-containment measures that may reduce or limit coverage and reimbursement for newly approved drugs and affect our ability to profitably sell any product candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare.

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the Affordable Care Act) was enacted in the United States. Among the provisions of the Affordable Care Act of importance to our potential product candidates, the Affordable Care Act: established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; expands eligibility criteria for Medicaid programs; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; created a new Medicare Part D coverage gap discount program; established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at the Centers for Medicare & Medicaid Services (CMS) to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

There have been judicial, executive and Congressional challenges to certain aspects of the Affordable Care Act. By way of example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017 (the Tax Act), included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The United States Supreme Court is currently reviewing this case, but it is unclear when or how the Supreme Court will rule. On February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the Affordable Care Act. Although the U.S. Supreme Court has yet ruled on the constitutionality of the Affordable Care Act, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is also unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the Affordable Care Act or our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2021. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products.

At the federal level, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to drug pricing in an effort to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden Administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives.

At the state level, individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition, and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for REN001, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition, and prospects.

We cannot predict the likelihood, nature, or extent of health reform initiatives that may arise from future legislation or administrative action, particularly as a result of the new presidential administration. We expect that the Affordable Care Act and other healthcare reform measures, including those that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. In addition, it is possible that additional governmental action will be taken in response to the COVID-19 pandemic. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from third-party payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize REN001, if approved.

A variety of risks associated with marketing REN001 and any future product candidates internationally could materially adversely affect our business.

We plan to seek regulatory approval for REN001 and any future product candidates internationally and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

●	differing regulatory requirements in foreign countries, including differing reimbursement, pricing and insurance regimes, including as a result of Brexit;

●	the potential for so-called parallel importing, which is what happens when a local seller, faced with high or higher local prices, opts to import goods from a foreign market (with low or lower prices) rather than buying them locally;
●	unexpected changes in tariffs, trade barriers, price and exchange controls, and other regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration, and labor laws for employees living or traveling internationally;
●	foreign taxes, including withholding of payroll taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
●	difficulties staffing and managing foreign operations;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	potential liability under the U.S. Foreign Corrupt Practices Act of 1977 (FCPA) or comparable foreign regulations;
●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities internationally; and
●	business interruptions resulting from geo-political actions, including war and terrorism.

These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations.

If we fail to develop and commercialize additional product candidates, we may be unable to grow our business.

We may seek to in-license or acquire development-stage product candidates that have the potential to complement our existing portfolio. If we decide to pursue the development and commercialization of any additional product candidates, we may be required to invest significant resources to acquire or in-license the rights to such product candidates or to conduct drug discovery activities. We do not currently have the necessary drug discovery personnel or expertise adequate to discover and develop an additional product candidate on our own. Any other product candidates will require additional, time-consuming development efforts, and significant financial resources, prior to commercial sale, including preclinical studies, extensive clinical trials, and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and/or effective for approval by regulatory authorities. In addition, we may not be able to acquire, discover, or develop any additional product candidates, and any additional product candidates we may develop may not be approved, manufactured, or produced economically, successfully commercialized or widely accepted in the marketplace, or be more effective than other commercially available alternatives. Research programs to identify new product candidates require substantial technical, financial, and human resources whether or not we ultimately identify any candidates. If we are unable to develop or commercialize any other product candidates, our business and prospects will suffer.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.*

The pharmaceutical industry is characterized by intense competition and rapid innovation. Although we believe that we hold a leading position in our focus on rare genetic mitochondrial diseases, our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis drug products that are more effective or less costly than REN001. We believe the key competitive factors that will affect the development and commercial success of REN001 are efficacy, safety and tolerability profile, reliability, convenience of dosing, price and reimbursement.

There are no approved therapies indicated for the treatment of PMM in any country. Physicians attempt to treat symptoms in patients with drugs or vitamins and supplements. For example, anti-convulsant drugs are used to prevent or control seizures. Astellas is also developing a PPARδ agonist for PMM and has announced that it has initiated a Phase 2/3 trial in April 2021. Other companies are developing therapies for mitochondrial diseases, including Abliva AB, Cyclerion Therapeutics, Inc. and Khondrion B.V.

There is one product approved in the United States for LC-FAOD. In June 2020, a new form of medium chain triglyceride (MCT) oil called Dojolvi (triheptanoin) was approved and indicated in the United States as a source of calories for LC-FAOD patients. There are no approved therapies indicated for the treatment of McArdle disease in any country. We are not aware of any drug interventional studies underway or currently announced for LC-FAOD or for McArdle disease.

Our commercial potential could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market or make our development more complicated. We believe the key competitive factors affecting the success of REN001 are likely to be efficacy, safety, and convenience.

Even though we have obtained orphan drug designation for REN001 for the treatment of PMM and LC-FAOD in the United States and LCHAD and MELAS in the EU, we may not be able to obtain or maintain the benefits associated with orphan drug status, including market exclusivity.

Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 people in the United States, or a patient population of greater than 200,000 people in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the criteria for designating an “orphan medicinal product” are similar in principle to those in the United States. A medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition.

Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug for the same indication for that time period. Another drug may receive marketing approval prior to REN001. The applicable period is seven years in the United States and ten years in the EU, which may be extended by six months and two years, respectively, in the case of product candidates that have complied with the respective regulatory agency’s agreed upon pediatric investigation plan. The exclusivity period in the EU can be reduced to six years if, at the end of the fifth year, it is established that a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA and the EMA can subsequently approve another drug for the same condition before the expiration of the seven-year (or ten-year in the EU) exclusivity period if the FDA or EMA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EU, the EMA may deny marketing approval for a product candidate if it determines such product candidate is structurally similar to an approved product for the same indication. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to orphan exclusivity. Even though the FDA has granted orphan drug designation to REN001 for the treatment of PMM and LC-FAOD in the United States and long chain acyl-CoA dehydrogenase (LCHAD) and mitochondrial encephalomyopathy, lactic acidosis, and neurological stroke-like episodes (MELAS) in the EU, if we receive approval for REN001 for a modified or different indication, our current orphan designations may not provide us with exclusivity.

Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process. Also, regulatory approval for any product candidate may be withdrawn, and other product candidates may obtain approval before us and receive orphan drug exclusivity, which could block us from entering the market.

Even if we obtain orphan drug exclusivity for REN001, that exclusivity may not effectively protect us from competition because different drugs can be approved for the same condition before the expiration of the orphan drug exclusivity period.

A Fast Track designation by the FDA may not actually lead to a faster development or regulatory review or approval process for REN001.

If a product candidate is intended for the treatment of a serious or life-threatening condition and the product candidate demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for Fast Track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation for other indications, we cannot assure you that the FDA would decide to grant it. Even though we have received Fast Track designation for REN001 for the treatment of PMM, we may not experience a faster development process, review or approval. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

We may form or seek strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements.

We may form or seek strategic alliances, create joint ventures or collaborations or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to REN001 and any future product candidates that we may develop. We intend to establish commercial partnerships outside of the United States and key European markets. Any of these relationships may require us to incur non-recurring and other charges, increase our near-and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. Following a strategic transaction or license, we may not achieve the revenues or cash flows that justifies such transaction. Any delays in entering into new strategic partnership agreements related to REN001 could delay the development and commercialization of REN001 in certain geographies for certain indications, which would harm our business prospects, financial condition, and results of operations.

We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific, and medical personnel. We are highly dependent on our management, scientific, and medical personnel. The loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements could potentially harm our business, prospects, financial condition or results of operations.

We conduct our operations in San Diego, California and Sandwich, United Kingdom. These regions serve as the headquarters to many other pharmaceutical companies and academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. The withdrawal of the UK from the EU may also negatively affect our ability to attract and retain employees, particularly those from the EU.

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific, and development teams may terminate their employment with us on short notice. Although we have employment agreements and/or offer letters with our key employees, these arrangements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior scientific and medical personnel.

Many of the other biotechnology and pharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles, and a longer history in the industry than we do. They may also provide more diverse opportunities and better chances for career advancement. Some of these characteristics are more appealing to high quality candidates than what we can offer. If we are unable to continue to attract and retain high quality personnel, the rate and success at which we can discover, develop and commercialize product candidates will be limited.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of March 31, 2021, we had 29 employees, 16 of whom are full-time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional development, managerial, operational, financial, sales, marketing, and other personnel. Future growth would impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining, and motivating additional employees;
●	managing our internal development efforts effectively, including the clinical and regulatory review process for REN001 and any future product candidates, while complying with our contractual obligations to contractors and other third parties; and
●	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to commercialize REN001 will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. To date, we have used the services of outside vendors to perform tasks including clinical trial management, manufacturing, statistics and analysis, regulatory affairs, formulation development, and other drug development functions. Our growth strategy may also entail expanding our group of contractors or consultants to implement these tasks going forward. Because we rely on numerous consultants, effectively outsourcing many key functions of our business, we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed, or terminated, and we may not be able to obtain regulatory approval for REN001 and any future product candidates or otherwise advance our business. We may not be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize REN001 and any future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

Our employees, independent contractors, principal investigators, CROs, consultants, and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that employees, independent contractors, principal investigators, CROs, consultants, and vendors may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (i) the rules of the FDA and other similar foreign regulatory bodies, including those rules that require the reporting of true, complete, and accurate information to the FDA and other similar foreign regulatory bodies; (ii) manufacturing standards; (iii) healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws or (iv) laws that require the true, complete, and accurate reporting of our financial information or data. These laws may impact, among other things, our current activities with principal investigators and research subjects, as well as proposed and future sales, marketing, and education programs. In particular, the promotion, sales, and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs, and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials.

If we obtain regulatory approval for REN001 and begin commercializing those products in the United States, the EU and other countries, our potential exposure under the laws of such countries will increase significantly, and our costs associated with compliance with such laws are also likely to increase. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs and equivalent foreign healthcare programs, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

Our relationships with customers, healthcare providers, and third-party payors may be subject, directly or indirectly, to federal, state and comparable foreign healthcare fraud and abuse laws, false claims laws, and other healthcare laws and regulations. If we or our employees, independent contractors, consultants, commercial partners, or vendors violate these laws, we could face substantial penalties.

Our relationships with customers, healthcare providers, and third-party payors may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, and other healthcare laws and regulations. These laws may impact, among other things, our clinical research program, as well as our proposed and future sales, marketing, and education programs. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive, and other business arrangements. The U.S. healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

●	the federal Anti-Kickback Statute, which prohibits, among other things, any person or entity from knowingly and willfully, offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, the purchasing, leasing, ordering or arranging for the purchase, lease, or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that may be alleged to be intended to induce prescribing, purchases or recommendations, include any payments of more than fair market value, and may be subject to scrutiny if they do not qualify for an exception or safe harbor. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation;
●	federal civil and criminal false claims laws, including the federal civil False Claims Act, and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other federal government programs that are false or fraudulent or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government, including federal healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act and the civil monetary penalties statute;
●	the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) which created new federal civil and criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by any trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation; and
●	the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians, (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members. Beginning in 2022, such obligations will include payments and other transfers of value provided in the previous year to certain other healthcare professionals, including physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified nurse anesthetists, and certified nurse-midwives.

We may also be subject to state and foreign equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope. For example, we may be subject to the following: anti-kickback and false claims laws and regulations that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, or that apply regardless of payor; laws and regulations that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; laws and regulations that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; and laws and regulations requiring the registration of pharmaceutical sales and medical representatives.

Additionally, we may be subject to consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Because of the breadth of these laws and regulations and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities, or our arrangements with physicians, could be subject to challenge under one or more of such laws and regulations. It is not always possible to identify and deter employee misconduct or business noncompliance, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If we or our employees, independent contractors, consultants, commercial partners and vendors violate these laws and regulations, we may be subject to investigations, enforcement actions and/or significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and regulations, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of REN001 outside the United States will also likely subject us to foreign equivalents of the healthcare laws and regulations mentioned above, among other foreign laws and regulations.

We are subject to stringent and changing privacy laws, regulations and standards as well as policies, contracts and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to government enforcement actions (which could include civil or criminal penalties), a disruption of our clinical trials or commercialization of our products, private litigation, adverse publicity, reputational damage, and/or other adverse impacts on our operating results and business.*

The legislative and regulatory framework relating the collection, use, retention, safeguarding, disclosure, sharing, transfer, security and other processing of personal data worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data privacy and security frameworks with which we must comply. Accordingly, we and our partners are or may become subject to federal, state, and foreign data privacy and security laws, regulations and industry standards as well as policies, contracts and other obligations that apply to the processing of personal data both by us and on our behalf (Data Protection Requirements).

For example, in the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, we may obtain health information from third parties that is subject to privacy and security requirements under HIPAA. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and regulations promulgated thereunder, impose requirements relating to the privacy, security and transmission of individually identifiable health information on certain health care providers, health plans and health care clearinghouses, known as covered entities and their business associates that perform certain services that involve creating, receiving, maintaining or transmitting individually identifiable health information for or on behalf of such covered entities as well as their covered subcontractors. Depending on the facts and circumstances, we could be subject to penalties if we violate HIPAA.

In addition to HIPAA, the Federal Trade Commission (FTC) enforces data privacy under Section 5 of the Federal Trade Commission Act against companies for failing to take appropriate steps to keep consumers’ personal information secure. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards, so the FTC could bring action against us if it felt the security measures we use are not reasonable or appropriate under the circumstances.

At the state level, California recently enacted the California Consumer Privacy Act (CCPA), which became effective on January 1, 2020 and creates new individual privacy rights for California consumers (as defined in the law). The CCPA also places increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information. The CCPA also provides consumers with additional causes of action in the case of certain data breaches. The CCPA became effective January 1, 2020, and the California Attorney General may bring enforcement actions for violations beginning July 1, 2020. The CCPA has been amended from time to time, and it remains unclear what, if any, further modifications will be made to this legislation or how it will be interpreted.

Further, the California Privacy Rights Act (CPRA) was recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In addition, a similar law, the Consumer Data Protection Act (CDPA), was recently passed in Virginia. It goes into effect on January 1, 2023. The CCPA, CPRA, CDPA and other similar laws pending in several states, as currently written, may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

Foreign data protection laws, including the GDPR, which became effective on May 25, 2018, may also apply to our processing of health-related and other personal data of data subjects within the European Economic Area (EEA) regardless of where the processing in question is carried out. The GDPR applies to processing operations carried out in the context of an establishment in the EEA and any processing relating to the offering of goods or services to individuals in the EEA and/or the monitoring of their behavior in the EEA. Also, notwithstanding the UK’s withdrawal from the EU, by operation of the so-called UK GDPR, the GDPR continues to apply in substantially equivalent form to processing operations carried out in the context of an establishment in the UK and any processing relating to the offering of goods or services to individuals in the UK and/or monitoring of their behavior in the UK—so, when we refer to the GDPR in this section, we are also making reference to the UK GDPR in the context of the UK, unless the context requires otherwise.

The GDPR also provides that EEA Member States may make their own further laws and regulations to introduce specific requirements related to the processing of “special categories of personal data”, including personal data related to health, biometric data used for unique identification purposes and genetic information as well as personal data related to criminal offences or convictions. The UK the Data Protection Act 2018 complements the UK GDPR in this regard. This may lead to greater divergence on the law that applies to the processing of such data types across the EEA and/or UK, compliance with which, as and where applicable, may increase our costs and could increase our overall compliance risk. Such country-specific regulations could also limit our ability to collect, use and share data in the context of our EEA and/or UK operations, and/or could cause our compliance costs to increase, ultimately having an adverse impact on our business and harming our business and financial condition.

The GDPR imposes stringent requirements for controllers and processors of personal data, including health data from clinical trials and patient health data processed for clinical purposes. For example, the GDPR imposes several requirements relating to ensuring there is a lawful basis for processing personal data, extends the rights of individuals to whom the personal data relates, materially expands the definition of what is expressly noted to constitute personal data (including expanding the relevant definition to capture expressly the ‘pseudonymized’ or key-coded data that is commonly processed in a clinical trial-related context), requires additional disclosures about how personal data is to be used, imposes limitations on retention of personal data, imposes strict rules on the transfer of personal data out of Europe to third countries, requires organizations to appoint data protection officers and/or UK and/or EU representatives in certain circumstances, introduces obligations to carry out data protection impact assessments in certain circumstances, formalizes a heightened standard of data subject consent, creates mandatory data breach notification requirements in certain circumstances and establishes onerous new obligations on service providers who process personal data simply on behalf of others.

As noted in the foregoing, a particular issue presented by certain European data protection laws, including the GDPR, is that they generally restrict transfers of personal data from Europe, including the EEA, UK and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards that allowed U.S. companies to import personal data from Europe had been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, in July 2020, the Court of Justice of the EU (CJEU) invalidated the EU-U.S. Privacy Shield, in a case known as “Schrems II.” Following this decision, the UK government has similarly invalidated use of the EU-U.S. Privacy Shield as a mechanism for lawful personal data transfers from the UK to the United States under the UK GDPR; and the Swiss Federal Data Protection and Information Commissioner announced that the Swiss-U.S. Privacy Shield does not provide adequate safeguards for the purposes of personal data transfers from

Switzerland to the United States. The CJEU’s decision in Schrems II also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal data transfers from Europe to the United States or other third countries that are not the subject of an adequacy decision of the European Commission. While the CJEU upheld the adequacy of the Standard Contractual Clauses in principle, it made clear that reliance on the Standard Contractual Clauses alone may not necessarily be sufficient in all circumstances. Use of the Standard Contractual Clauses must now be assessed on a case-by-case basis. In the context of any given transfer, where the legal regime applicable in the destination country may or does conflict with the intended operation of the Standard Contractual Clauses and/or applicable European data protection laws, the decision in Schrems II and subsequent draft guidance from the European Data Protection Board (EDPB) would require the parties to that transfer to implement supplementary technical, organizational and/or contractual measures in order to rely on the Standard Contractual Clauses as a compliant ‘transfer mechanism.’ However, the EDPB draft guidance appears to conclude that no combination of supplementary measures could be sufficient to allow effective reliance on the Standard Contractual Clauses in the context of transfers of personal data ‘in the clear’ to recipients in countries where the power granted to public authorities to access the transferred personal data goes beyond that which is ‘necessary and proportionate in a democratic society’ – which may, following the CJEU’s conclusions in Schrems II on relevant powers of United States public authorities and commentary in that draft EDPB guidance, include the United States in certain circumstances. At present, there are few, if any, viable alternatives to the Standard Contractual Clauses.

In addition, under the post-Brexit Trade and Cooperation Agreement between the EU and the UK, the UK and EU have agreed that personal data transfers to the UK from EEA Member States will not be treated as ‘restricted transfers’ to a non-EEA country for an initial period of up to four months from the end of the post-Brexit transition period (being December 31, 2020), plus a potential further two months thereafter. If the European Commission does not adopt an ‘adequacy decision’ in respect of the United Kingdom during this period, from that point onwards the United Kingdom will be an “inadequate third country” under the GDPR and transfers of personal data from the EEA to the United Kingdom will require a valid ‘transfer mechanism’ (such as entry into the then-current form of the European Commission’s Standard Contractual Clauses).

If we are unable to implement a valid solution for personal data transfers from Europe, including, for example, obtaining individuals’ explicit consent to transfer their personal data from Europe to the United States or other countries, we will face increased exposure to regulatory actions, substantial fines and injunctions against processing personal data from Europe. Inability to import personal data from Europe, including the EEA, UK or Switzerland, may also (i) restrict our activities in Europe; (ii) limit our ability to collaborate with partners as well as other service providers, contractors and other companies subject to European data protection laws; and (iii) require us to increase our data processing capabilities in Europe at significant expense or otherwise cause us to change the geographical location or segregation of our relevant systems and operations—any or all of which could adversely affect our financial results. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of operating our business. The type of challenges we face in Europe will likely also arise in other jurisdictions that adopt laws similar in construction to the GDPR or regulatory frameworks of equivalent complexity.

The GDPR also provides for more robust regulatory enforcement and greater penalties for noncompliance than previously applicable data protection laws, including fines of up to €20 million or 4% of an undertaking’s total worldwide annual turnover for the preceding financial year, whichever is higher. In addition to administrative fines, supervisory authorities have extensive audit and inspection rights, and powers to order temporary or permanent bans on all or some processing of personal data carried out by noncompliant actors. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Additionally, as noted above, the UK has transposed the GDPR into the laws of the UK, which could expose us to two parallel regimes, each of which potentially authorizes similar fines, with the UK GDPR permitting fines of up to the higher of £17.5 million or 4% of global annual revenue of any noncompliant organizations for the preceding financial year, as well as other potentially divergent enforcement actions for certain violations. Compliance with the GDPR and relevant local legislation may be onerous and may interrupt or delay our development activities, and adversely affect our business, financial condition, results of operations and prospects. In addition to the foregoing, a breach of the GDPR or other applicable privacy and data protection laws and regulations could result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, or potential civil claims including class action-type litigation. While we have taken steps to comply with the GDPR, our efforts to achieve and remain in compliance may not be fully successful.

Given the breadth and evolving nature of Data Protection Requirements, preparing for and complying with such requirements is rigorous, time-intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process personal data on our behalf. Each of these Data Protection Requirements can be subject to varying interpretations.

If we were found to be in violation of any applicable privacy or data protection laws or regulations, our business may be materially and adversely affected and we would likely have to change our business practices and potentially the services and features available through our platform. In addition, these laws and regulations could impose significant costs on us and could make it more difficult for us to use our current business plan.

If we fail, or are perceived to have failed, to address or comply with Data Protection Requirements, this could result in government investigations and enforcement actions against us which could include civil or criminal penalties, including fines, investigations, audits and inspections, additional reporting requirements and/or oversight, temporary or permanent bans on all or some processing of personal data, orders to destroy or not use personal data, and imprisonment of company officials. Further, individuals or other relevant stakeholders could bring a variety of claims against us for our actual or perceived failure to comply with data protection requirements. Any of these events could have a material adverse effect on our reputation, business, or financial condition, and could lead to a loss of actual or prospective customers, collaborators or partners; interrupt or stop clinical trials; result in an inability to process personal data or to operate in certain jurisdictions; limit our ability to develop or commercialize our products; or require us to revise or restructure our operations.

We may publish privacy policies and other documentation regarding our processing of personal data and/or other confidential, proprietary or sensitive information. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, third-party collaborators, service providers, contractors or consultants fail to comply with our policies and documentation. Such failures can subject us to potential foreign, local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Moreover, patients and other data subjects about whom we or our partners obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business or have other material adverse effects on our business.

The withdrawal of the UK from the EU may adversely impact our ability to obtain regulatory approvals of our product candidates in the UK, result in restrictions or imposition of taxes and duties for importing our product candidates into the EU or UK, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the EU or UK.*

Following the result of a referendum in 2016, the UK left the EU on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the UK and the EU, the UK was subject to a transition period until December 31, 2020 (the Transition Period) during which EU rules continued to apply. A trade and cooperation agreement (the Trade and Cooperation Agreement) that outlines the future trading relationship between the UK and the EU was agreed on in December 2020. Since the expiry of the Transition Period, the UK operates under a distinct regulatory regime. EU pharmaceutical laws only apply to the UK in respect of Northern Ireland (as laid out in the Protocol on Ireland and Northern Ireland). Since January 1, 2021, the EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law”. As there is no general power to amend these regulations, the UK government passed a new Medicines and Medical Devices Act which seeks to address regulatory gaps through implementing regulations and delegated powers covering the fields of human medicines, clinical trials of human medicines, veterinary medicines and medical devices. The purpose of the Act is to enable the existing UK regulatory frameworks to be updated. Although regulatory authorities in the UK have indicated that new UK rules will closely align with EU laws, detailed proposals are yet to be published. Significant political and economic uncertainty therefore remains about how much the relationship between the UK and EU will differ as a result of the UK’s withdrawal.

Since a significant proportion of the regulatory framework in the UK applicable to our business and our product candidates is derived from EU directives and regulations, Brexit, has had, and may continue to have, a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the UK or the EU. For example, Great Britain (GB) is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization (MA) from the EMA and a separate MA will be required to market our product candidates in GB, including REN001 and any future product candidates. It is currently unclear whether the Medicines and Healthcare products Regulatory Agency (MHRA) in the UK is sufficiently prepared to handle the increased volume of MAAs that it is likely to receive. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing REN001 in the UK or the EU and restrict our ability to generate revenue and achieve and sustain profitability. While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the UK and the EU there may be additional non-tariff costs to such trade which did not exist prior to the end of the Transition Period. Further, should the UK diverge from the EU from a regulatory perspective in relation to medicinal products, this could lead to a more complex and costly regulatory burden on us. In addition, while the Trade and Cooperation Agreement provides for mutual recognition of GMP inspections and certificates, it does not provide for contain wholesale mutual recognition of UK and EU pharmaceutical rules and product standards, for example in relation to batch testing and pharmacovigilance, which remain subject to further bilateral discussions. Therefore, additional batch testing between the EU and UK markets and other divergent or duplicative regulatory obligations may be required, which could result in additional expense and supply chain delays. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the UK or the EU for REN001 and any future product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the UK. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the EU.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of REN001 and any future product candidates.

We face an inherent risk of product liability as a result of the clinical testing of REN001 and any future product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if REN001 or any future product candidates causes or is perceived to cause injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of REN001. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for REN001 and any future product candidates;
●	injury to our reputation;
●	withdrawal of clinical trial participants;
●	initiation of investigations by regulatory authorities;
●	costs to defend the related litigation;
●	a diversion of management’s time and our resources;
●	substantial monetary awards to trial participants or patients;
●	product recalls, withdrawals or labeling, marketing, or promotional restrictions;

●	loss of revenue;
●	exhaustion of any available insurance and our capital resources;
●	the inability to commercialize REN001 and any future product candidates; or
●	a decline in our share price.

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We currently carry an aggregate of up to $7 million of product liability insurance covering our clinical trials. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. If we determine that it is prudent to increase our product liability coverage due to the commercial launch of any approved product, we may be unable to obtain such increased coverage on acceptable terms, or at all. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

Our ability to utilize our net operating loss (NOL) carryforwards and certain other tax attributes may be limited.*

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire (if at all). At December 31, 2020, we had NOL carryforwards of approximately $27.1 million and $1.6 million for federal and state, respectively. The federal NOL carryforwards arising in taxable years beginning prior to 2018 will begin to expire in 2034, unless previously utilized. At December 31, 2020, Reneo Pharma Ltd, our UK subsidiary, had UK NOLs of $4.1 million which carryforward indefinitely. As of December 31, 2020, we also have federal and state research and development credit carryforwards totaling $0.7 million and $0.2 million, respectively. The federal research and development credit carryforwards will begin to expire in 2034, unless previously utilized. The state research and development credits will not expire.

Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but, in the case of tax years beginning after 2020, may only be used to offset 80% of our taxable income annually. Our NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a rolling three-year period in excess of 50 percentage points (by value), as defined under Section 382 of the Internal Revenue Code of 1986, as amended. Our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes. Similar rules may apply under state tax laws. Such limitations could result in the expiration of our carryforwards before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased taxable income or tax liability. We may have experienced ownership changes in the past and may experience ownership changes as a result of future offerings and/or subsequent changes in our stock ownership (some of which are outside our control). In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state NOLs to offset California taxable income in tax years beginning after 2019 and before 2023.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material and adverse effect on our business, cash flow, financial condition or results of operations.

The Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the IRS and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the Tax Act. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings and the deductibility of expenses under the Tax Act or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, or any newly enacted federal tax legislation.

Tax authorities may disagree with our positions and conclusions regarding certain tax positions, resulting in unanticipated costs, taxes or non-realization of expected benefits.

A tax authority may disagree with tax positions that we have taken, which could result in increased tax liabilities. For example, the U.S. Internal Revenue Service or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including amounts paid with respect to our intellectual property development. Similarly, a tax authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable nexus, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions. A tax authority may take the position that material income tax liabilities, interest and penalties are payable by us, in which case, we expect that we might contest such assessment. Contesting such an assessment may be lengthy and costly and if we were unsuccessful in disputing the assessment, the implications could increase our anticipated effective tax rate, where applicable.

Risks Related to Our Reliance on Third Parties

We depend on a license agreement with vTv Therapeutics, and termination of this license could result in the loss of significant rights, which would harm our business.*

We are dependent on technology, patents, know-how, and proprietary materials, both our own and licensed from others. We entered into a license agreement with vTv Therapeutics in December 2017 pursuant to which we were granted an exclusive, worldwide, sublicensable license under vTv Therapeutics intellectual property relating to vTv Therapeutics’ PPARδ agonist program, to develop, manufacture and commercialize PPARδ agonists and products containing such PPARδ agonists, including REN001, or licensed products, for any therapeutic, prophylactic or diagnostic application in humans. Any termination of this license will result in the loss of significant rights and will restrict our ability to develop and commercialize REN001.

We are generally also subject to all of the same risks with respect to protection of intellectual property that we license, as we are for intellectual property that we own, which are described below under “Risks Related to Our Intellectual Property.” If we or our licensors fail to adequately protect this intellectual property, our ability to commercialize products could suffer.

We rely on third parties to conduct, supervise and monitor our clinical trials. If these third parties do not successfully carry out their contractual duties meet rigorously enforced regulatory requirements, or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize REN001.

We currently rely on, and intend to continue relying on, third-party CROs in connection with our clinical trials for REN001. We control or will control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with applicable protocol, legal, regulatory, and scientific standards, and our reliance on our CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these CROs fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, such regulatory authorities may determine that our clinical trials do not comply with the GCP regulations. In addition, our clinical trials must be conducted with drug product produced under cGMP regulations and will require a large number of test subjects. Our failure or any failure by our CROs to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of our CROs violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Our CROs are not our employees and, except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical, clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on our behalf. If our CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed, or terminated and we may not be able to complete development of, obtain regulatory approval for or successfully commercialize REN001 and any future product candidates. As a result, our financial results and the commercial prospects for REN001 and any future product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

Switching or adding CROs involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Although we carefully manage our relationships with our CROs, we may encounter challenges or delays in the future and these delays or challenges may have a material adverse impact on our business, prospects, financial condition, and results of operations.

In addition, quarantines, shelter-in-place, and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at our CROs, which could disrupt our clinical timelines, which could have a material adverse impact on our business, prospects, financial condition, and results of operations.

We rely completely on third parties to manufacture our preclinical and clinical drug supplies and we intend to rely on third parties to produce commercial supplies of REN001 and any future product candidates, if approved, and these third parties may fail to obtain and maintain regulatory approval for their facilities, fail to provide us with sufficient quantities of drug product or fail to do so at acceptable quality levels or prices.

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our clinical drug supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture REN001 and any future product candidates on a clinical or commercial scale. Instead, we rely on contract manufacturers for such production.

We do not currently have any long-term agreement with a manufacturer to produce raw materials, active pharmaceutical ingredients (APIs) and the finished products of REN001 used in our current product format and we rely on single-source suppliers for clinical supply of API and drug product of REN001. We intend to enter into agreements for commercial production with third-party suppliers. Our reliance on third-party suppliers and manufacturers, including single-source suppliers, could harm our ability to develop REN001 or commercialize it, if approved. Further, any delay in identifying and qualifying a manufacturer for commercial production could delay the potential commercialization of REN001 and any future product candidates, and, in the event that we do not have sufficient product to complete our clinical trials, it could delay such trials.

The facilities used by our contract manufacturers to manufacture REN001 and any future product candidates must be approved by the applicable regulatory authorities, including the FDA, pursuant to inspections that will be conducted after an NDA or comparable foreign regulatory marketing application is submitted. We currently do not control the manufacturing process of REN001 and are completely dependent on our contract manufacturing partners for compliance with the FDA’s cGMP requirements for manufacture of both the active drug substances and finished drug product. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements, they will not be able to secure or maintain FDA approval for the manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authority does not approve these facilities for the manufacture of REN001 or any future product candidates or if it withdraws any such approval in the future, or if our suppliers or contract manufacturers decide they no longer want to supply or manufacture for us, we may need to find alternative manufacturing facilities, in which case we might not be able to identify manufacturers for clinical or commercial supply on acceptable terms, or at all, which would significantly impact our ability to develop, obtain regulatory approval for, or market REN001and any future product candidates.

In addition, the manufacture of pharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state, and foreign regulations. Furthermore, if contaminants are discovered in our supply of REN001 or any future product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any stability or other issues relating to the manufacture of REN001 may occur in the future. In addition, quarantines, shelter-in-place, and similar government orders, or the perception that such orders, shutdowns, or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at our third-party manufacturing facilities upon which we rely, or the availability or cost of materials, which could disrupt the supply chain for our product candidates. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide our product candidate to patients in clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

If we or our third-party manufacturers use hazardous in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities involve the controlled use of potentially hazardous substances by our third-party manufacturers. Our manufacturers are subject to federal, state, and local laws and regulations in the United States governing the use, manufacture, storage, handling and disposal of medical, radioactive and hazardous materials. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development, and production efforts, which could harm our business, prospects, financial condition, or results of operations.

Risks Related to Our Intellectual Property

Our success depends on our ability to obtain and maintain sufficient intellectual property protection for REN001, any future product candidates, and other proprietary technologies.

Our commercial success will depend in part on our ability to obtain and maintain a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to REN001, any future product candidates, and other proprietary technologies we develop. If we are unable to obtain or maintain patent protection with respect to REN001, any future product candidates, and other proprietary technologies we may develop, our business, financial condition, results of operations, and prospects could be materially harmed.

We generally seek to protect our products and product candidates and related inventions and improvements that we consider important to our business. We own a portfolio of U.S and non-U.S. patent applications for REN001 and have licensed rights to a number of U.S. and non-U.S. patents and patent applications for REN001. Some of our owned and licensed patents and patent applications cover or relate to REN001, including uses to treat particular conditions and methods of manufacturing.

We have licensed patents and patent applications from vTv Therapeutics directed to REN001, some of which are expected to expire as early as 2026, absent any patent term adjustments or extensions. In addition, we own pending patent applications directed to REN001. Pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover such technology. There can be no assurance that our patent applications or the patent applications of our future licensors will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around or invalidated by third parties.

Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our and our licensors’ proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. These uncertainties and/or limitations in our ability to properly protect the intellectual property rights relating to our product candidates could have a material adverse effect on our financial condition and results of operations.

We cannot be certain that the claims in our U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign territories, or those of our future licensors, will be considered patentable by the United States Patent and Trademark Office (USPTO), courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our future issued patents will not be found invalid or unenforceable if challenged.

In addition, although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors, potential partners, and other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting our product candidates by obtaining and defending patents. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent process. Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on any issued patents and/or applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ an outside firm and rely on our outside counsel to pay these fees due to foreign patent agencies. While an inadvertent lapse may sometimes be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance (including as a result of the ongoing COVID-19 pandemic) can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If such event were to occur, our competitors might be able to enter the market with similar or identical products or technology earlier than should otherwise have been the case, which would have a material adverse effect on our business, financial condition, results of operations, and prospects.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Patent rights are of limited duration. The term of any individual patent depends on applicable law in the country where the patent is granted. In the United States, provided all maintenance fees are timely paid, a patent generally has a term of 20 years from its application filing date or earliest claimed non-provisional filing date. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such product candidates are commercialized. Even if patents covering our product candidates are obtained, once the patent term has expired for a product, we may be open to competition from generic products. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours. Upon issuance in the United States, the term of a patent can be increased by patent term adjustment, which is based on certain delays caused by the USPTO, but this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. The term of a United States patent may also be shortened if the patent is terminally disclaimed over an earlier-filed patent. Extensions may be available under certain circumstances, but the term of a patent and, correspondingly, the protection it affords is limited. A patent term extension (PTE) based on regulatory delay may be available in the United States. However, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the PTE does not extend to the full scope of the claim, but instead only to the scope of the claim covering the product as approved. Laws governing analogous PTEs in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Additionally, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. If we are unable to obtain PTE or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration and may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to launch their product earlier than might otherwise be the case, which could materially adversely affect our business, financial condition, results of operations and prospects.

Furthermore, our patents covering certain components of our product candidates may expire prior to the commercialization of our product candidates or soon thereafter. As a result, third parties may be able to utilize these components of our products after expiration of these patents.

Even if we or our licensors obtain patents covering our product candidates, when the terms of all patents covering a product expire, our business may become subject to competition from competitive products, including generic products. Given the amount of time required for the development, testing, and regulatory review and approval of new product candidates, patents protecting such candidates may expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. For example, we have licensed patents from vTv Therapeutics that cover composition of matter of REN001, which are set to expire in 2026, absent any patent term adjustments or extensions.

If we do not obtain patent term extension for REN001, our business may be materially harmed.

Depending upon the timing, duration, and specifics of any FDA marketing approval of REN001, or any future product candidate we may develop, one or more of patents issuing from our U.S. patent applications may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984 (Hatch-Waxman Amendments). The Hatch-Waxman Amendments permit a PTE of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar patent term restoration provisions to compensate for commercialization delay caused by regulatory review are also available in certain foreign jurisdictions, such as in Europe under Supplemental Protection Certificate (SPC). If we encounter delays in our development efforts, including our clinical trials, the period of time during which we could market REN001 and any future product candidates under patent protection would be reduced. Additionally, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents, or otherwise fail to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue may be materially reduced. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

We cannot ensure that patent rights relating to inventions described and claimed in our pending patent applications will issue or that patents based on our patent applications will not be challenged and rendered invalid and/or unenforceable.

We have pending U.S., international (i.e., PCT), and other foreign patent applications in our portfolio relating to REN001. However, we cannot predict:

●	if and when patents may issue based on our patent applications;
●	the scope of protection of any patent issuing based on our patent applications;
●	whether the claims of any patent issuing based on our patent applications will provide protection against competitors,
●	whether or not third parties will find ways to invalidate or circumvent our patent rights;
●	whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications;
●	whether we will need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose;
●	whether the patent applications that we own or in-license will result in issued patents with claims that cover our product candidates or uses thereof; and/or
●	whether, as the COVID-19 pandemic continues to spread around the globe, we may experience patent office interruption or delays to our ability to timely secure patent coverage to our product candidates.

We cannot be certain that the claims in our pending patent applications directed to our product candidates, as well as technologies relating to our research programs will be considered patentable by the USPTO or by patent offices in foreign countries. One aspect of the determination of patentability of our inventions depends on the scope and content of the “prior art,” information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention. There may be prior art of which we are not aware that may affect the patentability of our patent claims or, if issued, affect the validity or enforceability of a patent claim relevant to our business. There is no assurance that there is not prior art of which we are aware, but which we do not believe is relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our products that may be approved in the future, or impair our competitive position. Even if the patents do issue based on our patent applications, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. If the breadth or strength of our intellectual property position with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop and threaten our ability to commercialize our product candidates. In the event of litigation or administrative proceedings, we cannot be certain that the claims in any of our issued patents will be considered valid by courts in the United States or foreign countries.

Derivation proceedings may be necessary to determine priority of inventions, and an unfavorable outcome may require us to cease using the related technology or to attempt to license rights from the prevailing party.

Derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our future licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with such proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our development programs, license necessary technology from third parties or enter into development or manufacturing partnerships that would help us bring our product candidates to market.

If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection and/or other market exclusivity, our ability to prevent our competitors from commercializing similar or identical product candidates may be adversely affected.

The patent position of biotechnology and pharmaceutical companies is highly uncertain and involves complex legal, scientific, and factual questions and has been the subject of frequent litigation in recent years. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our patent applications may not result in patents being issued which protect REN001, any future product candidates, and other proprietary technologies we may develop or which effectively prevent others from commercializing competitive technologies and products. Further, no consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the United States or in many jurisdictions outside of the United States. Changes in either the patent laws or interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be enforced in the patents that may be issued from the applications we currently or may in the future own or license from third parties. Further, if any patents we obtain or license are deemed invalid and unenforceable, our ability to commercialize or license our technology could be adversely affected.

Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we own or in-license in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we own or in-license may be challenged or circumvented by third parties or may be narrowed or invalidated as a result of challenges by third parties. Consequently, we do not know whether our product candidates will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents or the patents of our future licensors by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect our business, financial condition, results of operations and prospects.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents or the patents of our future licensors may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant review (PGR) and inter partes review (IPR), or other similar proceedings challenging our owned patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, our patents or the patents of our future licensors may become subject to post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our priority of invention or other features of patentability with respect to our patents and patent applications and those of our future licensors. Such challenges may result in loss of patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications or the patents and patent applications of our future licensors is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our actual or potential future collaborators will be successful in protecting REN001, any future product candidates, and other proprietary technologies and their uses by obtaining, defending and enforcing patents. These risks and uncertainties include the following:

●	the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process, the noncompliance with which can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdiction;
●	patent applications may not result in any patents being issued;
●	patents that may be issued or in-licensed may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable, or may otherwise not provide any competitive advantage;
●	our competitors, many of whom have substantially greater resources than we do and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with, or eliminate our ability to make, use and sell our potential product candidates;
●	other parties may have designed around our claims or developed technologies that may be related or competitive to our platform, may have filed or may file patent applications and may have received or may receive patents that overlap or conflict with our patent applications, either by claiming the same composition of matter, methods or formulations or by claiming subject matter that could dominate our patent position;
●	any successful opposition to any patents owned by or licensed to us could deprive us of rights necessary for the practice of our technologies or the successful commercialization of any products or product candidates that we may develop;
●	because patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we or our licensors were the first to file any patent application related to REN001, any future product candidates, and other proprietary technologies and their uses;
●	an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications for any application with an effective filing date before March 16, 2013;

●	there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and
●	countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop, and market competing product candidates in those countries.

The patent prosecution process is expensive, time-consuming, and complex, and we may not be able to file, prosecute, or maintain all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection for such output. In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in any of our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.

Intellectual property rights are uncertain and do not necessarily address all potential threats to our competitive advantage.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. If we do not adequately protect our intellectual property and proprietary technology, competitors may be able to use REN001, any future product candidates, and other proprietary technologies and erode or negate any competitive advantage we may have, which could have a material adverse effect on our financial condition and results of operations. For example:

●	others may be able to make compounds that are similar to REN001 and any future product candidates but that are not covered by the claims of our patents;
●	we might not have been the first to make the inventions covered by our pending patent applications;
●	we might not have been the first to file patent applications for these inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies;
●	any patents that we obtain may not provide us with any competitive advantages;
●	it is possible that the pending patent applications we own or license will not lead to issued patents;
●	issued patents that we own or license may be held invalid or unenforceable, as a result of legal challenges by our competitors;
●	we may not develop additional proprietary technologies that are patentable;
●	our competitors might conduct research and development activities in countries where we do not have patent rights or where patent protection is weak and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	we cannot ensure that any of our patents, or any of our pending patent applications, if issued, or those of our licensors, will include claims having a scope sufficient to protect our products;
●	there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns;
●	countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing product candidates;
●	we cannot ensure that we will be able to successfully commercialize our products on a substantial scale, if approved, before the relevant patents that we own or license expire; or
●	the patents of others may have an adverse effect on our business.

Others have filed, and in the future are likely to file, patent applications covering products and technologies that are similar, identical or competitive to ours or important to our business. We cannot be certain that any patent application owned by a third party will not have priority over patent applications filed or in-licensed by us, or that we or our licensors will not be involved in interference, opposition or invalidity proceedings before U.S. or non-U.S. patent offices.

We cannot be certain that the claims in our issued patents and pending patent applications covering REN001 or any future product candidates will be considered patentable by the USPTO, courts in the United States, or by patent offices and courts in foreign countries. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property internationally.

The strength of patents in the biotechnology and pharmaceutical fields involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover REN001 and any future product candidates in the United States or in foreign countries. Even if such patents do successfully issue, third parties may challenge the ownership, validity, enforceability, or scope thereof, which may result in such patents being narrowed, invalidated, or held unenforceable. Any successful opposition to our patents could deprive us of exclusive rights necessary for the successful commercialization of REN001 and any future product candidates. Furthermore, even if they are unchallenged, our patents may not adequately protect our intellectual property, provide exclusivity for REN001 or any future product candidates or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents we hold with respect to REN001 or any future product candidates is threatened, it could dissuade companies from collaborating with us to develop, or threaten our ability to commercialize, REN001 or any future product candidates.

Composition of matter patents for pharmaceutical product candidates, in particular patents with claims covering the molecular structure of the active pharmaceutical ingredient, often provide the strongest form of intellectual property protection for those types of products, as such patents provide protection without regard to any variations in formulation, method of use, or manufacturing process of the product. While we have an exclusive license to compositions of matter patents covering the molecular structure of REN001, those patents will likely expire, absent patent term adjustment or extension, before the expiration of any regulatory exclusivity period that we may receive for REN001. We have pending patent applications directed to polymorphs of REN001. We cannot be certain that the claims in our pending patent applications directed to the polymorph of REN001 will be considered patentable by the USPTO or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute. Method of synthesis patents protect the method used to manufacture a product. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product so long as it is made in a different way.

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications or those of our future licensors and the enforcement or defense of our issued patents or those of our future licensors.

In September 2011, the Leahy-Smith America Invents Act, or America Invents Act, was signed into law. The America Invents Act includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-

Smith Act, the United States transitioned in March 2013 to a “first inventor to file” system in which, assuming that other requirements of patentability are met, the first inventor to file a patent application will be entitled to the patent regardless of whether a third party was first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013 but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we may not be certain that we or our future licensors are the first to either (1) file any patent application related to our product candidates or (2) invent any of the inventions claimed in the patents or patent applications.

The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the

USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including PGR, IPR, and derivation proceedings. An adverse determination in any such submission or proceeding could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position.

Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Thus, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications or those of our future licensors and the enforcement or defense of our issued patents or those of our future licensors, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

For U.S. patent applications in which claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our participation in an interference proceeding may fail and, even if successful, may result in substantial costs and distract our management and other employees.

Changes in U.S. patent law, or patent laws in other countries, could diminish the value of patents in general, thereby impairing our ability to protect REN001, any future product candidates, and other proprietary technologies.

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly on obtaining and enforcing patents. Obtaining and enforcing patents in the pharmaceutical industry involves a high degree of technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. Therefore, our patent rights may be affected by developments or uncertainty in U.S. or foreign patent statutes, patent case law, USPTO rules and regulations or the rules and regulations of foreign patent offices. In addition, the United States may, at any time, enact changes to U.S. patent law and regulations, including by legislation, by regulatory rule-making, or by judicial precedent, that adversely affect the scope of patent protection available and weaken the rights of patent owners to obtain patents, enforce patent infringement and obtain injunctions and/or damages. For example, over the past several years the Court of Appeals for the Federal Circuit and the Supreme Court issued various opinions, and the USPTO modified its guidance for practitioners on multiple occasions, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Other countries may likewise enact changes to their patent laws in ways that adversely diminish the scope of patent protection and weaken the rights of patent owners to obtain patents, enforce patent infringement, and obtain injunctions and/or damages. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents, and whether Congress or other foreign legislative bodies may pass patent reform legislation that is unfavorable to us.

Further, the United States and other governments may, at any time, enact changes to law and regulation that create new avenues for challenging the validity of issued patents. For example, the America Invents Act created new administrative post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings that allow third parties to challenge the validity of issued patents. This applies to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

After March 2013, under the America Invents Act, the United States transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third-party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before we file an application covering the same invention, could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates and other proprietary technologies we may develop or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications. Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing the claimed invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not be able to protect our intellectual property rights throughout the world.

Patents are of national or regional effect. Filing, prosecuting, and defending patents on REN001, any future product candidates, and other proprietary technologies we develop in all countries throughout the world would be prohibitively expensive. In addition, the laws of some foreign countries do not protect intellectual property rights in the same manner and to the same extent as laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement of such patent protection is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

The requirements for patentability may differ in certain countries. For example, unlike other countries, China has a heightened requirement for patentability, and specifically requires a detailed description of medical uses of a claimed drug. In India, unlike the United States, there is no link between regulatory approval for a drug and its patent status. In addition to India, certain countries in Europe and developing countries, including China, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, some countries limit the enforceability of patents against government agencies or government contractors.

In those countries, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology or pharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Further, the standards applied by the USPTO and foreign patent offices in granting patents are not always applied uniformly or predictably. As such, we do not know the degree of future protection that we will have on our technologies, products and product candidates. While we will endeavor to try to protect our technologies, products and product candidates with intellectual property rights such as patents, as appropriate, the process of obtaining patents is time consuming, expensive and unpredictable.

We may become subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We may be subject to claims that former employees (including former employees of our licensors), collaborators or other third parties have an interest in our patent rights, trade secrets, or other intellectual property as an inventor or co-inventor. The failure to name the proper inventors on a patent application can result in the patents issuing thereon being unenforceable. For example, we may have inventorship disputes arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing REN001 or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to resolve these and other claims challenging inventorship and/or ownership. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business, financial condition, results of operations and prospects. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Our current and future licensors may have relied on third-party consultants or collaborators or on funds from third parties, such that our licensors are not the sole and exclusive owners of the patents we in-licensed. If other third parties have ownership rights or other rights to our in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses.

Presently we have intellectual property rights, through licenses from third parties including vTv Therapeutics, related to REN001. Because our program may require the use of additional proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, REN001 may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license, on reasonable terms, proprietary rights related to any compositions, formulations, methods of use, processes or other intellectual property rights from third parties that we identify as being necessary for REN001. In such event, we may be required to expend significant time and resources to develop or license replacement technology, which may not be available. Even if we are able to obtain a license to such proprietary rights, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us.

The patent protection and patent prosecution for some of our product candidates may be dependent on third parties.

While we normally seek to obtain the right to control prosecution, maintenance and enforcement of the patents relating to our product candidates, there may be times when the filing and prosecution activities for patents and patent applications relating to our product candidates are controlled by our future licensors or collaboration partners. Where we obtain licenses from or collaborate with third parties, we may not have the right to control the preparation, filing, and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties, or such activities, if controlled by us, may require the input of such third parties. We may also require the cooperation of our licensors and collaborators to enforce any licensed patent rights, and such cooperation may not be provided. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business, or in compliance with applicable laws and regulations, including by payment of all applicable fees for patents covering our product candidates, which may affect the validity and enforceability of such patents or any patents that may issue from such application. If any of our future licensors or collaboration partners fail to prosecute, maintain and enforce such patents and patent applications in a manner consistent with the best interests of our business, including by payment of all applicable fees for patents covering our product candidates, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. In addition, even where we have the right to control patent prosecution of patents and patent applications we have licensed to and from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensees, our future licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution.

Moreover, if we do obtain necessary licenses, we will likely have obligations under those licenses, including making royalty and milestone payments, and any failure to satisfy those obligations could give our licensor the right to terminate the license. Termination of a necessary license, or expiration of licensed patents or patent applications, could have a material adverse impact on our business. Our business would suffer if any such licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents against infringing third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. Furthermore, if any licenses terminate, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties may gain the freedom to seek regulatory approval of, and to market, products identical or similar to ours. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, while we cannot currently determine the amount of the royalty obligations we would be required to pay on sales of future products, if any, the amounts may be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

Our rights to develop and commercialize our technology and product candidates may be subject, in part, to the terms and conditions of licenses granted to us by others.

Moreover, some of our owned and in-licensed patents or patent applications in the future may be co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. Furthermore, our owned and in-licensed patents may be subject to retained rights by one or more third parties. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

The licensing and acquisition of third-party proprietary rights is a competitive area, and companies, which may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party proprietary rights that we may consider necessary or attractive in order to commercialize REN001. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

It is possible that we may be unable to obtain licenses at a reasonable cost or on reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business, financial condition, results of operations, and prospects significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current technology, manufacturing methods, product candidates, or future methods or products resulting in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us, either on reasonable terms, or at all. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment, or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights on commercially reasonable terms, our ability to commercialize our products, and our business, financial condition, and prospects for growth, could suffer.

We may enter into license agreements in the future with others to advance our existing or future research or allow commercialization of our existing or future product candidates. These licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future.

For example, we may collaborate with U.S. and foreign academic institutions to accelerate our preclinical research or development under written agreements with these institutions. Typically, these institutions provide us with an option to negotiate an exclusive license to any of the institution’s proprietary rights in technology resulting from the collaboration. Regardless of such option to negotiate a license, we may be unable to negotiate a license within the specified time frame or under terms that are acceptable to us. If we are unable to do so, the institution may offer, on an exclusive basis, their proprietary rights to other parties, potentially blocking our ability to pursue our program.

In addition, subject to the terms of any such license agreements, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering the technology that we license from third parties. In such an event, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our future licensors fail to prosecute, maintain, enforce, and defend such patents or patent applications, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our future product candidates that are subject of such licensed rights could be adversely affected.

Our future licensors may rely on third-party consultants or collaborators or on funds from third parties such that our future licensors are not the sole and exclusive owners of the patents we in-license. If other third parties have ownership rights to our future in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties, such as our license agreement with vTv Therapeutics, or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.*

We are a party to a license agreement with vTv Therapeutics under which we are granted intellectual property rights that are important to our business and our only product candidate, REN001. If we fail to comply with our obligations under the license agreement, or we are subject to insolvency, the license agreement may be terminated, in which event we would not be able to develop, commercialize or market REN001.

The agreements under which we license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we license in the future prevent or impair our ability to maintain our licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

In spite of our best efforts, our current and future licensor(s) might conclude that we materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

Disputes may arise between us and our licensors regarding intellectual property rights subject to a license agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;
●	whether and the extent to which our technology and processes infringe on intellectual property rights of the licensor that are not subject to the license agreement;
●	our right to sublicense intellectual property rights to third parties under collaborative development relationships;
●	our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of REN001, and what activities satisfy those diligence obligations; and
●	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

We are generally also subject to all of the same risks with respect to protection of intellectual property that we license as we are for intellectual property that we own, which are described herein. If we or our licensor fail to adequately protect this intellectual property, our ability to develop, manufacture or commercialize products could suffer.

If disputes over intellectual property rights that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, our business, results of operations, financial condition, and prospects may be adversely affected. We may enter into additional licenses in the future and if we fail to comply with obligations under those agreements, we could suffer adverse consequences.

In the future, we may need to obtain additional licenses of third-party technology that may not be available to us or are available only on commercially unreasonable terms, and which may cause us to operate our business in a more costly or otherwise adverse manner that was not anticipated.

From time to time, we may be required to license technologies relating to our therapeutic research programs from additional third parties to further develop or commercialize our product candidates. Should we be required to obtain licenses to any third-party technology, including any such patents required to manufacture, use or sell our product candidates, such licenses may not be available to us on commercially reasonable terms, or at all. The inability to obtain any third-party license required to develop or commercialize any of our product candidates could cause us to abandon any related efforts, which could seriously harm our business and operations.

Any collaboration arrangements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our products.

Any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which may include that:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to collaborations;
●	collaborators may not pursue development and commercialization of our products or may elect not to continue or renew development or commercialization programs based on trial or test results, changes in their strategic focus due to the acquisition of competitive products, availability of funding, or other external factors, such as a business combination that diverts resources or creates competing priorities;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with REN001 and any future product candidates;
●	a collaborator with marketing, manufacturing, and distribution rights to one or more products may not commit sufficient resources to or otherwise not perform satisfactorily in carrying out these activities;
●	we could grant exclusive rights to our collaborators that would prevent us from collaborating with others;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
●	disputes may arise between us and a collaborator that causes the delay or termination of the research, development, or commercialization of our current or future products or that results in costly litigation or arbitration that diverts management attention and resources;
●	collaborations may be terminated, and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable current or future products;
●	collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property; and
●	a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings.

Third-party claims alleging intellectual property infringement may prevent or delay our drug discovery and development efforts.*

Our success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe, misappropriate or otherwise violate patents or other intellectual property rights owned or controlled by third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our product candidates and products that may be approved in the future, or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including inter partes review, post grant review, interference and reexamination proceedings before the USPTO, or oppositions and other comparable proceedings in foreign jurisdictions. The implementation of these procedures brings uncertainty to the possibility of challenges to our patents in the future and the outcome of such challenges. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing REN001.

Litigation or other legal proceedings relating to intellectual property claims, with or without merit, is unpredictable and generally expensive and time consuming and, even if resolved in our favor, is likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities, and there may be additional delays in such proceeding due to the ongoing COVID-19 pandemic. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our activities related to REN001 may give rise to claims of infringement of the patent rights of others. The biotechnology and pharmaceutical industries have produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. Identification of third-party patent rights that may be relevant to our operations is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to our research and other operations or necessary for the commercialization of our product candidates in any jurisdiction. We also cannot provide any assurances that third-party patents do not exist which might be enforced against our current technology, including our research programs, product candidates, their respective methods of use, manufacture and formulations thereof, and could result in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. We cannot assure you that any of our current or future product candidates will not infringe existing or future patents. We may not be aware of patents that have already issued that a third party might assert are infringed by one of our current or future product candidates. Nevertheless, we are not aware of any issued patents that will prevent us from marketing REN001.

Third parties, including our competitors, in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our products. We do not always conduct independent reviews of pending patent applications of and patents issued to third parties. Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of REN001. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be currently pending third-party patent applications which may later result in issued patents that REN001, any future product candidates, and other proprietary technologies may infringe, or which such third parties claim are infringed by the use of our technologies. Parties making claims against us for infringement or misappropriation of their intellectual property rights may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize REN001 or future product candidates. Defense of these claims, regardless of their merit, could involve substantial expenses and could be a substantial diversion of management and other employee resources from our business.

If we collaborate with third parties in the development of technology in the future, our collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to litigation or potential liability. Further, collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability. In the future, we may agree to indemnify our commercial collaborators against certain intellectual property infringement claims brought by third parties.

Any claims of patent infringement asserted by third parties would be time-consuming and could:

●	result in costly litigation;
●	cause negative publicity;

●	divert the time and attention of our technical personnel and management;
●	cause development delays;
●	prevent us from commercializing REN001 or any future product candidates until the asserted patent expires or is finally held invalid, unenforceable, or not infringed in a court of law;
●	require us to develop non-infringing technology, which may not be possible on a cost-effective basis;
●	require us to pay damages to the party whose intellectual property rights we may be found to be infringing, which may include treble damages if we are found to have been willfully infringing such intellectual property;
●	require us to pay the attorney’s fees and costs of litigation to the party whose intellectual property rights we may be found to be willfully infringing; and/or
●	require us to enter into royalty or license agreements, which may not be available on commercially reasonable terms, or at all, or which might be non-exclusive, which could result in our competitors gaining access to the same technology.

If we are sued for patent infringement, we would need to demonstrate that our products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do either. Proving invalidity or unenforceability is difficult. For example, in the United States, proving invalidity before federal courts requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and divert management’s time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, which may not be available, defend an infringement action or challenge the validity or enforceability of the patents in court. Patent litigation is costly and time-consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, fail to defend an infringement action successfully or have infringed patents declared invalid or unenforceable, we may incur substantial monetary damages, encounter significant delays in bringing REN001 to market and be precluded from developing, manufacturing or selling REN001.

We do not always conduct independent reviews of pending patent applications of and patents issued to third parties. We cannot be certain that any of our or our licensors’ patent searches or analyses, including but not limited to the identification of relevant patents, analysis of the scope of relevant patent claims or determination of the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States, Europe and elsewhere that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction, because:

●	some patent applications in the United States may be maintained in secrecy until the patents are issued;
●	patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived;
●	pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, REN001, and any future product candidates or the use of REN001 and any future product candidates;
●	identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases, and the difficulty in assessing the meaning of patent claims;
●	patent applications in the United States are typically not published until 18 months after the priority date; and
●	publications in the scientific literature often lag behind actual discoveries.

Furthermore, the scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history and can involve other factors such as expert opinion. Our interpretation of the relevance or the scope of claims in a patent or a pending application may be incorrect, which may negatively impact our ability to market our products. Further, we may incorrectly determine that our technologies, products, or product candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending patent application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United

States or internationally that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our products or product candidates. Furthermore, we cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction.

Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours, and others may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import REN001 and future approved products or impair our competitive position. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of REN001. Any such patent application may have priority over our patent applications, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our U.S. patent position with respect to such inventions. Other countries have similar laws that permit secrecy of patent applications and may be entitled to priority over our applications in such jurisdictions.

Some third parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our business, results of operations, financial condition and prospects.

If we are found to infringe a third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or product, we may have to pay substantial damages, including treble damages and attorneys’ fees if we are found to be willfully infringing a third party’s patents, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure.

We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of REN001. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize REN001, which could harm our business significantly. Even if we were able to obtain a license, the rights may be nonexclusive, which may give our competitors access to the same intellectual property.

Although no third party has asserted a claim of patent infringement against us as of the date of this Quarterly Report on Form 10-Q, others may hold proprietary rights that could prevent our product candidates from being marketed. It is possible that a third party may assert a claim of patent infringement directed at any of our product candidates. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates, treatment indications, or processes could subject us to significant liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our product candidates, treatment indications, or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming, and unsuccessful. Further, our issued patents could be found invalid or unenforceable if challenged in court, and we may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.

Third parties including competitors may infringe, misappropriate or otherwise violate our patents, patents that may issue to us in the future, or the patents of our licensors that are licensed to us. To stop or prevent infringement or unauthorized use, we may need to or choose to file infringement claims, which can be expensive and time-consuming. We may not be able to stop or prevent, alone or with our licensors, infringement, misappropriation, or other violation of our intellectual property, particularly in countries where the laws may not protect those rights as fully as in the United States.

If we choose to go to court to stop another party from using the inventions claimed in our patents, a court may decide that a patent we own or in-license is not valid, is unenforceable and/or is not infringed by that third party for any number of reasons. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements for patentability, including lack of novelty, obviousness, obviousness-type double patenting, lack of written description, indefiniteness, or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution, i.e., committed inequitable conduct. Third parties may also raise similar claims before the USPTO, even outside the context of litigation, including re-examination, PGR, IPR, and derivation proceedings. Similar mechanisms for challenging the validity and enforceability of a patent exist in foreign patent offices and courts and may result in the revocation, cancellation, or amendment of any foreign patents we or our licensors hold now or in the future. The outcome following legal assertions of invalidity and unenforceability is unpredictable, and prior art could render our patents or those of our licensors invalid. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such product candidate. Such a loss of patent protection would have a material adverse impact on our business. There is also a risk that, even if the validity of our patents is upheld, the court will decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover such invention, or decide that the other party’s use of our patented technology falls under the safe harbor to patent infringement under 35 U.S.C. §271(e)(1).

With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our future licensors, and the patent examiners are unaware during prosecution. There is also no assurance that there is not prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim in our patents and patent applications or the patents and patent applications of our future licensors, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our technology or platform, or any product candidates that we may develop. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations and prospects.

Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. Our defense of litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development or manufacturing partnerships that would help us bring REN001 and any future product candidates to market.

Even if resolved in our favor, litigation or other legal proceedings relating to our intellectual property rights may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

Our ability to enforce our patent rights depends on our ability to detect infringement. It may be difficult to detect infringers who do not advertise the components or methods that are used in connection with their products and services. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product or service. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded if we were to prevail may not be commercially meaningful.

In addition, if the breadth or strength of protection provided by our patents and patent applications or the patents and patent applications of our future licensors is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our own patented product and practicing our own patented technology.

Because of the expense and uncertainty of litigation, we may not be in a position to enforce our intellectual property rights against third parties.

Because of the expense and uncertainty of litigation, we may not be in a position to enforce our intellectual property rights against third parties and we may conclude that even if a third party is infringing our issued patent, any patents that may be issued as a result of our pending or future patent applications or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our stockholders. In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to continue our clinical trials, continue our internal research programs, in-license needed technology or other product candidates, or enter into development partnerships that would help us bring our product candidates to market. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

We rely on trade secrets, including unpatented know-how, technology and other proprietary information, to protect our proprietary technologies and maintain our competitive position, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors, potential partners, and other third parties, to protect our trade secrets and other proprietary information. In addition to contractual measures, we try to protect the confidential nature of our trade secrets and other proprietary information using commonly accepted physical and technological security measures. Despite these efforts, we cannot provide any assurances that all such agreements have been duly executed, and these agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information. For example, the FDA, as part of its Transparency Initiative, is currently considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

In addition, such commonly accepted physical and technological security measures may not provide adequate protection for our proprietary information, for example, in the case of misappropriation of a trade secret by an employee, consultant, advisor, or other third party with authorized access. Our security measures may not prevent an employee, outside scientific collaborator, CRO, third-party manufacturer, consultant, advisor, potential partner, and other third party from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. Even though we use commonly accepted security measures, the criteria for protection of trade secrets can vary among different jurisdictions. Further, we may need to share our proprietary information, including trade secrets, with our current and future business partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors.

Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Moreover, third parties may still obtain this information or may come upon this or similar information independently, and we would have no right to prevent them from using that technology or information to compete with us. If any of these events occurs or if we otherwise lose protection for our trade secrets, the value of this information may be greatly reduced, and our competitive position would be harmed.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Elements of our product candidates, including processes for their preparation and manufacture, may involve proprietary know-how, and other proprietary information that is not covered by patents, and thus for these aspects we may consider trade secrets, including unpatented know-how, and other proprietary information to be our primary intellectual property. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors, and vendors that we engage to perform research, clinical trials or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

Trade secrets, including unpatented know-how, and other proprietary information, can be difficult to trace, protect and enforce. We require our employees to enter into written employment agreements containing provisions of confidentiality and obligations to assign to us any inventions generated in the course of their employment. We further seek to protect our potential trade secrets, proprietary know-how and information in part, by entering into non-disclosure and confidentiality agreements with parties who are given access to them, such as outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors, and other third parties. With our consultants, advisors, contractors and outside scientific collaborators, these agreements typically include invention assignment obligations. Although we have taken steps to protect our trade secrets and unpatented know-how, we cannot provide any assurances that all such agreements have been duly executed, and any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets and unpatented know-how, and we may not be able to obtain adequate remedies for such breaches. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective.

Trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. Trade secrets will over time be disseminated within the industry through independent development, the publication of journal articles, and the movement of personnel skilled in the art from company to company or academic to industry scientific positions. Though our agreements with third parties typically restrict the ability of our employees, outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors, potential partners, and other third parties, to publish data potentially relating to our trade secrets, our agreements may contain certain limited publication rights. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. Because from time to time we expect to rely on third parties in the development, manufacture, and distribution of our products and provision of our services, we must, at times, share trade secrets with them. Despite employing the contractual and other security precautions described above, the need to share trade secrets increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. If any of these events occurs or if any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, or if we otherwise lose protection for our trade secrets, the value of this information may be greatly reduced and our competitive position would be harmed and we would have no right to prevent them from using that technology or information to compete with us. If we do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information may be jeopardized.

We may be subject to claims that we or our employees, outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors, potential partners, and other third parties have wrongfully used or disclosed alleged confidential information or trade secrets of their former employers.

We have entered into and may enter in the future into non-disclosure and confidentiality agreements to protect the proprietary positions of third parties, such as outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors, potential partners, and other third parties. We may become subject to litigation where a third party asserts that we or our employees inadvertently or otherwise breached the agreements and used or disclosed trade secrets or other information proprietary to the third parties. We may also be subject to claims that we have wrongfully hired an employee from a competitor. Defense of such matters, regardless of their merit, could involve substantial litigation expense and be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions. Moreover, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology. Failure to defend against any such claim could subject us to significant liability for monetary damages or prevent or delay our developmental and commercialization efforts, which could adversely affect our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team and other employees.

Parties making claims against us may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, operating results, financial condition and prospects.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our current or future trademarks or trade names may be unable to be obtained, challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names. Our efforts to enforce or protect our proprietary rights related to trademarks, trade names, trade secrets, domain names, copyrights, or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

Moreover, any name we have proposed to use with REN001 in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA (or an equivalent administrative body in a foreign jurisdiction) objects to any of our proposed proprietary product names, it may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties, and be acceptable to the FDA. Similar requirements exist in Europe. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

Risks Related to Ownership of Our Common Stock

An active, liquid and orderly trading market for our common stock may not be sustained.*

Prior to the closing of our IPO in April 2021, there was no public market for shares of our common stock. An active trading market for our shares may not be sustained. You may not be able to sell your shares quickly or at the market price if trading in shares of our common stock is not active. As a result of these and other factors, you may be unable to resell your shares of our common stock at or above the price at which they were purchased. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration.

The price of our stock may be volatile, and you could lose all or part of your investment.*

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

●	the commencement, enrollment or results of our ongoing and planned clinical trials of REN001 or any future clinical trials we may conduct for any future product candidates, or changes in the development status of REN001 or any future product candidates;
●	acceptance by the FDA and EMA of data from our global Phase 2b clinical trial or any future clinical trials we conduct;
●	any delay in our regulatory filings for REN001 and any future product candidates;
●	adverse results or delays in clinical trials or preclinical studies;
●	our decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial;
●	adverse regulatory decisions, including failure to receive regulatory approval for REN001 and any future product candidates;

●	changes in laws or regulations applicable to REN001 and any future product candidates, including but not limited to clinical trial requirements for approvals;
●	our failure to commercialize REN001 and any future product candidates;
●	the failure to obtain coverage and adequate reimbursement of REN001 and any future product candidates, if approved;
●	changes in the structure of healthcare payment systems;
●	adverse developments concerning our manufacturers;
●	our inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;
●	additions or departures of key scientific or management personnel;
●	unanticipated serious safety concerns related to the use of REN001 and any future product candidates;
●	introduction of new products or services offered by us or our competitors, or the release or publication of clinical trial results from competing product candidates;
●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
●	the size and growth, if any, of the markets for patients with PMM, LC-FAOD and McArdle disease, and other rare genetic mitochondrial diseases that we may target;
●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	developments with respect to our intellectual property rights;
●	our commencement of, or involvement in, litigation; and
●	general political and economic conditions, including the COVID-19 pandemic.

In addition, the stock market in general, and pharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding capital stock, beneficially own shares representing a significant percentage of our common stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We may seek additional capital through a combination of public or private equity offerings or debt financings, credit or loan facilities, collaborations, strategic alliances, licensing arrangements or a combination of one or more of these funding sources. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or current or future product candidates, or grant licenses on terms unfavorable to us.

We are an emerging growth company and a smaller reporting company, and the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.*

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). For as long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various public company reporting requirements, including being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Quarterly Report on Form 10-Q, not being required to have our internal control over financial reporting audited by our independent registered public accounting firm under Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until the last day of the fiscal year ending after the fifth anniversary of the IPO or until we are no longer an emerging growth company, whichever is earlier. We will cease to be an emerging growth company prior to the end of such five-year period if certain earlier events occur, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period under the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company, which would allow us to take advantage of many of the same exemptions available to emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation. We will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter. Investors may find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.*

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of The Nasdaq Stock Market LLC (Nasdaq). The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Commencing with our fiscal year ending December 31, 2022, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. We may experience difficulty in meeting these reporting requirements in a timely manner.

We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our condensed consolidated financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.*

We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Emerging growth companies and smaller reporting companies are exempted from certain of these requirements, but we may be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, results of operations and prospects. The increased costs will decrease our net income or increase our consolidated net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.*

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the post-IPO lock-up agreements and other legal restrictions on resale lapse, the trading price of our common stock could decline. As of May 14, 2021, there were 24,286,253 shares of our common stock outstanding. Of these shares, only the shares of common stock sold in the IPO by us, other than to our affiliates, are freely tradable without restriction in the public market.

We expect that the lock-up agreements pertaining to the IPO will expire on October 5, 2021. After the lock-up agreements expire, up to 18,048,483 shares of common stock will be eligible for sale in the public market, of which 13,790,934 shares are held by directors, executive officers, and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Further, the holders of 16,819,282 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act, subject to the post-IPO lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that we will need significant additional capital in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities, and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

Pursuant to our 2021 Equity Incentive Plan (the 2021 Plan), our management is authorized to grant stock options and other stock awards to our employees, directors and consultants. Additionally, the number of shares of our common stock reserved for issuance under our 2021 Plan will automatically increase on January 1 of each year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. In addition, pursuant to our 2021 Employee Stock Purchase Plan, the number of shares of our common stock reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2022 through January 1, 2031, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (ii) 729,174 shares; provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

We have never declared or paid any cash dividend on our common stock. We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, future debt instruments may materially restrict our ability to pay dividends on our common stock. Any return to stockholders would therefore be limited to the appreciation, if any, of their stock.

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.*

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

●	a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
●	a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
●	a requirement that special meetings of stockholders be called only by the chairman of the board of directors, the chief executive officer, the president, or by a majority of the total number of authorized directors;
●	advance notice requirements for stockholder proposals and nominations for election to our board of directors;
●	a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;
●	a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and
●	the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer, or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.*

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, or other employees to us or our stockholders; (iii) any action or proceeding asserting a claim against us or any of our current or former directors, officers, or other employees, arising out of or pursuant to any provision of the Delaware

General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; (iv) any action or proceeding to interpret, apply, enforce, or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws; (v) any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; and (vi) any action asserting a claim against us or any of our directors, officers, or other employees governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. These provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation and our amended and restated bylaws provide that the federal district courts of the United States of America are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, including all causes of action asserted against any defendant named in such complaint. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation and our amended and restated bylaws. This may require significant additional costs associated with resolving such action in other jurisdictions and the provisions may not be enforced by a court in those other jurisdictions.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees and may discourage these types of lawsuits. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation or bylaws has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find either exclusive forum provision contained in our amended and restated certificate of incorporation or amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving such action in other jurisdictions, all of which could seriously harm our business.

General Risk Factors

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations, which can harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and anti-corruption and anti-money laundering laws and regulations, including the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, clinical research organizations, contractors and other collaborators and partners from authorizing, promising, offering, providing, soliciting or receiving, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties for clinical trials outside of the United States, to sell our products internationally once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, clinical research organizations, contractors and other collaborators and partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

Business disruptions could seriously harm our future revenues and financial condition and increase our costs and expenses.

Our operations, and those of our CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce REN001. Our ability to obtain clinical supplies of REN001 and any future product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. Our corporate headquarters is located in California near major earthquake faults and fire zones. The ultimate impact on us, our suppliers and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster.

Our internal computer systems, or those used by our third-party collaborators or other contractors or consultants, may fail or suffer security breaches.*

Despite the implementation of security and back-up measures, our internal computer, server, and other information technology systems as well as those of our third-party collaborators, consultants, contractors, suppliers, and service providers, may be vulnerable to damage from physical or electronic break-ins, computer viruses, actions or inactions by employees or contractors, malware, ransomware, supply chain attacks, natural disasters, terrorism, war, telecommunication and electrical failure, denial of service, and other cyberattacks or disruptive incidents that could result in unauthorized access to, use or disclosure of, corruption of, or loss of sensitive, and/or proprietary data, including personal information, including health-related information, and could subject us to significant liabilities and regulatory and enforcement actions, and reputational damage. For example, the loss of clinical trial data from completed or ongoing clinical trials could result in delays in any regulatory approval or clearance efforts and significantly increase our costs to recover or reproduce the data, and subsequently commercialize the product. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy.

Our and our third-party partners’ systems, along with those of our service providers may be vulnerable to computer viruses and other malicious software, physical or electronic break-ins, or weakness resulting from intentional or unintentional actions by us, our third-party partners or our service providers, as well as similar disruptions that could make all or portions of our platform unavailable for periods of time. If we or our third-party collaborators, consultants, contractors, suppliers, or service providers were to suffer an attack or breach, for example, that resulted in the unauthorized access to or use or disclosure of personal or health information, we may have to notify consumers, partners, collaborators, government authorities, and the media, and may be subject to investigations, civil penalties, administrative and enforcement actions, and litigation, any of which could harm our business and reputation. Likewise, we rely on third parties to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. The COVID-19 pandemic has generally increased the risk of cybersecurity intrusions. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the recent COVID-19 pandemic to their advantage.

Any compromise of our or our third-party partners’ or service providers’ security could result in a violation of applicable security, privacy or data protection, consumer and other laws, regulatory or other governmental investigations, enforcement actions and legal and financial exposure, including potential contractual liability, in all cases that may not always be covered by our insurance. Any such compromise could also result in damage to our brand and a loss of confidence in our security and privacy or data protection measures. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate or unauthorized access to or disclosure or use of confidential, proprietary, or other sensitive, personal, or health information, we could incur liability and suffer reputational harm, and the development and commercialization of REN001 could be delayed.

While we currently employ cybersecurity mechanisms, including various antivirus and computer protection software in our operations, we cannot provide assurances that such protections will in all cases successfully prevent hacking or the transmission of any computer virus or malware, which could result in significant damage to our hardware and software systems and databases, disruptions to our business activities, including to our e-mail and other communications systems, breaches of security and the inadvertent disclosure of personal, confidential or sensitive data, interruptions in access to our website through the use of “denial of service” or similar attacks and other material adverse effects on our operations. Significant unavailability of our platform due to attacks could cause users to cease using our platform and materially and adversely affect our business, prospects, financial condition and results of operations.

There can be no assurance that any limitations or exclusions of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we have a security incident that affects our systems or information or if we fail to comply with Data Protection Requirements related to data privacy, information security, or security breaches.

We cannot be sure that our insurance coverage, if any, will be adequate or otherwise protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or material adverse impacts arising out of our privacy and security practices, or security breaches we may experience. The successful assertion of one or more claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large excess or deductible or co-insurance requirements), could have a material adverse effect on our business.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.*

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Stock Option Grants and Exercises

For the three months ended March 31, 2021, we granted options to purchase 2,273,285 shares of our common stock to certain of our employees and directors with a weighted-average exercise price of $5.06 per share. In April 2021, we granted options to purchase 98,000 shares of our common stock to certain of our directors, each with an exercise price of $15.00 per share. In March 2021, we issued 95,123 shares of common stock pursuant to the exercise of options, including 24,460 shares of unvested shares, each at an exercise price of $1.97 per share, for aggregate proceeds of $0.2 million.

The offer, sale and issuance of these options and the issuance of shares upon exercise of options were deemed to be exempt from registration under the Securities Act in reliance on either Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or Section 4(a)(2) in that the issuance of securities was to accredited investors in a private placement transaction that did not involve a public offering.

Issuance of Series B Convertible Preferred Stock

In March 2021, we issued an aggregate of 23,440,514 shares of Series B convertible preferred stock to a total of 15 accredited investors at a purchase price of $2.0215 per share, for aggregate consideration of $47,384,999.11. The offer, sale and issuance of these shares of Series B convertible preferred stock were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D promulgated thereunder).

Issuance of Common Stock upon Conversion of Convertible Preferred Stock

On April 13, 2021, upon the closing of our IPO, all shares of our then-outstanding convertible preferred stock automatically converted into 15,907,629 shares of common stock. The common stock was issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 3(a)(9) or Section 4(2) of the Securities Act.

Use of Proceeds

We commenced our IPO pursuant to the registration statement on Form S-1 (File No. 333-254534) that was declared effective on April 8, 2021 and registered an aggregate of 7,187,500 shares of our common stock. On April 13, 2021, we completed our IPO and sold 6,250,000 shares of our common stock at a public offering price of $15.00 per share for aggregate gross proceeds of $93.8 million. Jefferies LLC, SVB Leerink LLC and Piper Sandler & Co. acted as joint book-running managers.

The underwriting discounts and commissions for the offering totaled approximately $6.6 million. We incurred additional expenses of approximately $2.4 million in offering expenses, which when added to the underwriting discounts and commissions paid by us, amounts to total fees and costs of approximately $9.0 million. Thus, net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were approximately $84.8 million. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents. Through May 19, 2021, we have not used any of the net proceeds from our IPO. We are investing these funds in a combination of short-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. We expect to use the net proceeds from our IPO as described under “Use of Proceeds” in the Prospectus. We cannot predict with certainty all of the particular uses for the net proceeds from our IPO, or the amounts that we will actually spend on the uses described under “Use of Proceeds” in the Prospectus. The amounts and timing of our actual use of the net proceeds will vary depending on numerous factors, including our ability to access additional financing and the relative success and cost of our research, preclinical and clinical development programs. As a result, our management will have broad discretion in the application of the net proceeds, and investors will be relying on our judgment regarding the application of the net proceeds from our IPO.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 13, 2021).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 13, 2021).

4.1

Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-254534), filed with the SEC on April 5, 2021).

4.2

Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated December 9, 2020 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-254534), filed with the SEC on March 19, 2021).

10.1†

Employment Agreement by and between the Registrant and Vineet R. Jindal, dated March 16, 2021 (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-254534), filed with the SEC on April 5, 2021).

10.2†

Letter Agreement by and between the Registrant and Eric M. Dube, Ph.D., dated March 10, 2021 (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-254534), filed with the SEC on March 19, 2021).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

†    Indicates management contract or compensatory plan.

* The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2021

RENEO PHARMACEUTICALS, INC.

By:	/s/ Gregory J. Flesher
Name:	Gregory J. Flesher
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Vineet R. Jindal
Name:	Vineet R. Jindal
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)