Form 10-Q
period 2021-06-30
Reneo Pharmaceuticals, Inc.
filed 2021-08-11
CIK 1637715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number: 001-40315

Reneo Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-2309515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18575 Jamboree Road, Suite 275-S, Irvine, CA (Address of Principal Executive Offices)	92612 (Zip Code)
(Registrant’s telephone number, including area code): (858) 283-0280

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	RPHM	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 6, 2021, there were 24,405,327 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

RENEO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

	JUNE 30,	DECEMBER 31,
	2021	2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$140,368	$53,613
Short-term investments	26,963	—
Prepaid expenses and other current assets	3,810	1,412
Total current assets	171,141	55,025
Property and equipment, net	85	69
Other non-current assets	78	127
Total assets	$171,304	$55,221
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$434	$908
Accrued expenses	2,902	3,672
Total current liabilities	3,336	4,580
Deferred rent	54	36
Performance Award (Note 7)	363	—
Total liabilities	3,753	4,616
Commitments and contingencies (Note 9)
Series A convertible preferred stock, $0.0001 par value; zero and 24,302,472 shares authorized at June 30, 2021 and December 31, 2020, respectively; zero and 24,302,472 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively; liquidation preference of $0 and $49,127 at June 30, 2021 and December 31, 2020, respectively	—	45,652
Series B convertible preferred stock, $0.0001 par value; zero and 46,881,028 shares authorized at June 30, 2021 and December 31, 2020, respectively; zero and 23,440,514 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively; liquidation preference of $0 and $47,385 as of June 30, 2021 and December 31, 2020, respectively	—	47,068
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 10,000,000 and zero shares authorized at June 30, 2021 and December 31, 2020, respectively; zero shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 200,000,000 and 105,000,000 shares authorized at June 30, 2021 and December 31, 2020, respectively; 24,305,822 and 24,288,699 shares issued and outstanding at June 30, 2021, respectively and 2,053,070 shares issued and outstanding at December 31, 2020	3	—
Additional paid-in capital	228,929	2,843
Accumulated deficit	(61,386)	(44,958)
Accumulated other comprehensive income	5	—
Total stockholders’ equity (deficit)	167,551	(42,115)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$171,304	$55,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$6,279	$2,817	$11,751	$6,395
General and administrative	2,949	882	4,691	1,807
Total operating expenses	9,228	3,699	16,442	8,202
Loss from operations	(9,228)	(3,699)	(16,442)	(8,202)
Other income	12	12	14	84
Net loss	(9,216)	(3,687)	(16,428)	(8,118)
Unrealized gain (loss) on short-term investments	5	(6)	5	1
Comprehensive loss	$(9,211)	$(3,693)	$(16,423)	$(8,117)
Net loss per share attributable to common stockholders, basic and diluted	$(0.43)	$(1.82)	$(1.40)	$(4.02)
Weighted-average shares used in computing net loss per share, basic and diluted	21,364,369	2,022,174	11,770,948	2,018,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	CONVERTIBLE							ACCUMULATED
	PREFERRED STOCK						ADDITIONAL	OTHER		TOTAL
	Series A		Series B		Common Stock		PAID-IN	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	INCOME	DEFICIT	EQUITY (DEFICIT)
Balances, December 31, 2020	24,302,472	$45,652	23,440,514	$47,068	2,053,070	$—	$2,843	$—	$(44,958)	$(42,115)
Issuance of series B convertible preferred stock,net of issuance costs of $29	—		23,440,514	47,356	—	—	—	—	—	—
Stock based compensation	—	—	—	—	—	—	471	—	—	471
Stock option exercise	—	—	—	—	70,663	—	139	—	—	139
Net loss	—	—	—	—	—	—	—	—	(7,212)	(7,212)
Balances, March, 31, 2021	24,302,472	$45,652	46,881,028	$94,424	2,123,733	$—	$3,453	$—	$(52,170)	$(48,717)
Conversion of convertible preferred stock into common stock upon initial public offering	(24,302,472)	(45,652)	(46,881,028)	(94,424)	15,907,629	2	140,076	—	—	140,078
Issuance of common stock in public offering, net of offering costs	—	—	—	—	6,250,000	1	84,532	—	—	84,533
Vesting of early exercised options	—	—	—	—	7,337	—	14	—	—	14
Stock-based compensation	—	—	—	—	—	—	854	—	—	854
Change in unrealized holding gains and losses on short-term investments	—	—	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	—	—	(9,216)	(9,216)
Balances, June 30, 2021	—	$—	—	$—	24,288,699	$3	$228,929	$5	$(61,386)	$167,551

	CONVERTIBLE							ACCUMULATED
	PREFERRED STOCK						ADDITIONAL	OTHER		TOTAL
	Series A		Series B		Common Stock		PAID-IN	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	INCOME	DEFICIT	EQUITY (DEFICIT)
Balances, December 31, 2019	24,302,472	$45,652	—	$—	2,008,905	$—	$2,363	$3	$(25,493)	$(23,127)
Stock based compensation	—	—	—	—	—	—	92	—	—	92
Stock option exercise	—	—	—	—	13,269	—	26	—	—	26
Change in unrealized holding gains and losses on short-term investments	—	—	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	—	—	(4,431)	(4,431)
Balances, March, 31, 2020	24,302,472	$45,652	—	$—	2,022,174	$—	$2,481	$10	$(29,924)	$(27,433)
Stock based compensation	—	—	—	—	—	—	88	—	—	88
Change in unrealized holding gains and losses on short-term investments	—	—	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	—	—	(3,687)	(3,687)
Balances, June 30, 2020	24,302,472	$45,652	—	$—	2,022,174	$—	$2,569	$4	$(33,611)	$(31,038)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2021	2020
Cash flows from operating activities
Net loss	$(16,428)	$(8,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20	18
Amortization/accretion on short-term investments	33	(16)
Changes in the fair value of Performance Award (Note 7)	363	—
Stock-based compensation	1,325	180
Changes in operating assets and liabilities:
Accounts payable, accrued expenses and other	(1,164)	934
Prepaid expenses and other assets	(2,457)	(380)
Deferred rent	18	(2)
Net cash used in operating activities	(18,290)	(7,384)
Cash flows from investing activities
Purchases of property and equipment	(31)	(1)
Purchase of available-for-sale short-term investments	(26,989)	—
Proceeds from maturities of available-for-sale short-term investments	—	6,200
Net cash (used in) provided by investing activities	(27,020)	6,199
Cash flows from financing activities
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	47,239	—
Proceeds from initial public offering, net of offering costs	84,639	—
Proceeds from exercise of stock options	187	26
Net cash provided by financing activities	132,065	26
Net increase (decrease) in cash and cash equivalents	86,755	(1,159)
Cash and cash equivalents, beginning of period	53,613	17,501
Cash and cash equivalents, end of period	$140,368	$16,342
Supplemental cash flow information:
Property and equipment in accounts payable	$10	$—
Costs incurred in connection with initial public offering included in accrued expenses	$30	$—

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

Initial Public Offering

On April 13, 2021, the Company completed an initial public offering (IPO) of its common stock. In connection with its IPO, the Company issued and sold 6,250,000 shares of its common stock at a price to the public of $15.00 per share. The gross proceeds from the IPO were approximately $93.8 million before deducting underwriting discounts and commissions of $6.6 million and offering expenses of approximately $2.6 million payable by the Company.

At the closing of the IPO, 71,183,500 shares of outstanding convertible preferred stock were automatically converted into 15,907,629 shares of common stock. Following the IPO, there were no shares of preferred stock outstanding.

Liquidity

The Company has incurred significant losses and negative cash flows from operations. From Inception through June 30, 2021, the Company has raised net cash proceeds of approximately $230.6 million primarily through equity financings, including the net proceeds from the IPO, to support its drug development efforts. As of June 30, 2021, the Company had cash, cash equivalents and short-term investments of $167.3 million and an accumulated deficit of $61.4 million. The Company had a net loss of $16.4 million and used cash of $18.3 million for operating activities for the six months ended June 30, 2021. In accordance with Accounting Standards Codification (ASC) Topic 205-40, Presentation of Financial Statements - Going Concern, management is required to perform a two-step analysis over the Company’s ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date the condensed consolidated financial statements are issued. If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt.

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

As of June 30, 2021, the Company had $167.3 million in cash, cash equivalents and short-term investments, which management believes will be sufficient to fund operations for at least one year from date on which this Quarterly Report on Form 10-Q is issued.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements at December 31, 2020, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company have been included.  Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2020, which are included in the Company’s prospectus, dated April 8, 2021, that forms a part of the Company’s Registration Statement on Form S-1 (File. No. 333-254534) as filed with the Securities and Exchange Commission (SEC) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the Securities Act), on April 9, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. As of June 30, 2021 and December 31, 2020, the Company had cash balances deposited at a major financial institution. Cash balances are subject to minimal credit risk as the balances are with high credit quality financial institutions. Cash equivalents, which consist of money market accounts and commercial paper, are stated at fair value.

Short-term Investments

The Company accounts for short-term investments in accordance with ASC Topic 320, Investments – Debt and Equity Securities. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determinations at each balance sheet date.

The Company’s investments are classified as available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Realized gains and losses on sales of investments are included in interest income and are derived using the specific identification method for determining the cost of securities.

The Company recognizes an impairment charge when a decline in the fair value of its investments in debt securities below the amortized cost basis of such securities is judged to be other-than-temporarily impaired. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value, the potential recovery period and if the entity has the intent to sell the security, or if it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. The Company did not recognize any other-than-temporary impairment charges on its short-term investments during the three and six months ended June 30, 2021 and 2020.

Money market account balances are included as cash and cash equivalents on the condensed consolidated balance sheets, which are also disclosed in Note 3, Fair Value Measurements.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. Long-lived assets are tested for impairment when events and circumstances indicate the assets might be impaired by first comparing the estimated future undiscounted cash flows of the asset or asset group to the carrying value. If the carrying value exceeds the estimated future undiscounted cash flows, an impairment loss is recognized based on the amount that the carrying value exceeds the fair value of the asset or asset group. The Company did not recognize impairment losses during the six months ended June 30, 2021 and 2020.

Convertible Preferred Stock

The Company records convertible preferred stock at fair value on the dates of issuance, net of issuance costs. Prior to the IPO, upon the occurrence of certain potential events that would have been outside the Company’s control, including a “deemed liquidation event” such as a merger, acquisition and sale of all or substantially all of the Company’s assets, holders of the convertible preferred stock could cause redemption for cash. Therefore, convertible preferred stock was classified as temporary equity (mezzanine) on the condensed consolidated balance sheets as events triggering the liquidation preferences are not solely within the Company’s control. All convertible preferred stock was converted to common stock in connection with the IPO in April 2021.

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

Foreign Currency Transactions

The functional currency of Reneo Pharma Ltd is the U.S. dollar. All foreign exchange transactional and remeasurement gains and losses are recognized in the condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2021 and 2020, total foreign currency gains and losses were not material.

Comprehensive Income or Loss

Comprehensive income or loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources.

Net Loss Per Share

The Company computes basic loss per share by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company’s stock options and convertible preferred stock, which are convertible into shares of the Company’s common stock. No shares related to the convertible preferred stock were included in the diluted net loss per share calculation for the three or six months ended June 30, 2021 and 2020 because the inclusion of such shares would have had an anti-dilutive effect. The shares to be issued upon exercise of all outstanding stock options were also excluded from the diluted net loss per share calculation for the three and six months ended June 30, 2021 and 2020 because such shares are anti-dilutive.

Historical outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following:

	June 30, 2021	June 30, 2020
Convertible preferred stock (as converted)	—	5,430,957
Common stock options	3,197,640	969,463
Total	3,197,640	6,400,420

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

In November 2020, the Company hired a new chief executive officer under which the chief executive officer is entitled to receive a special performance bonus in the amount of $7.5 million (Performance Award), payable in cash, common stock or a combination of cash and common stock, at the election of the Company, based on achievement of certain conditions as described in more detail in Note 7. The Company estimated the fair value of the Performance Award using a Monte Carlo simulation, which utilizes level 3 inputs such as volatility, probabilities of success, and other inputs that are not observable in active markets. The Performance Award is required to be measured at fair value on a recurring basis each reporting period, with changes in the fair value recognized in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss over the derived service period of the award.

No assets or liabilities were transferred into or out of their classifications during the six months ended June 30, 2021 and 2020.

The recurring fair value measurement of the Company’s assets measured at fair value at June 30, 2021 consisted of the following (in thousands):

	Quoted Prices in		Significant
	Active Markets	Significant Other	Unobservable
	For Identical Items	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash and cash equivalents:
Money market investments	$91,700	$—	$—	$91,700
Commercial paper	—	44,994	—	44,994
Investments:
Commercial paper	—	26,963	—	26,963
Total	$91,700	$71,957	$—	$163,657
Liabilities
Performance Award	$—	$—	$363	$363
Total	$—	$—	$363	$363

The following table summarizes changes in fair value measurements of the Performance Award during the six months ended June 30, 2021 (in thousands):

Balance as of January 1, 2021	$—
Expense recorded upon consummation of the IPO	590
Change in fair value	(227)
Balance as of June 30, 2021	$363

The recurring fair value measurement of the Company’s assets measured at fair value at December 31, 2020 consisted of the following (in thousands):

	Quoted Prices in		Significant
	Active Markets	Significant Other	Unobservable
	For Identical Items	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	TOTAL
Assets:
Money market investments	$49,632	$—	$—	$49,632
Total	$49,632	$—	$—	$49,632

4. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	JUNE 30, 2021	DECEMBER 31, 2020
Computer, software and office equipment	$158	$122
Leasehold improvements	30	30
Total property and equipment, gross	188	152
Less: accumulated depreciation and amortization	(103)	(83)
Total property and equipment, net	$85	$69

Depreciation and amortization expense related to property and equipment was $10,000 and $9,000 for the three months ended June 30, 2021 and 2020, respectively, and $20,000 and $18,000 for the six months ended June 30, 2021 and 2020, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	JUNE 30, 2021	DECEMBER 31, 2020
Accrued development expenses	$404	$1,443
Accrued clinical expenses	1,359	1,019
Accrued compensation	804	888
Other accrued expenses	335	322
Total other accrued expenses	$2,902	$3,672

6. Convertible Preferred Stock and Stockholders’ Equity (Deficit)

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

Shares Reserved for Future Issuance

As of June 30, 2021, the Company had reserved shares of its common stock for future issuance as follows:

Shares
Reserved
Common stock options outstanding	3,197,640
Available for future grants under the 2021 Equity Incentive Plan	2,221,163
Available for future grants under the 2021 Employee Stock Purchase Plan	243,058
Total shares of common stock reserved	5,661,861

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

Under the 2014 Plan, certain employees may be granted the ability to early exercise their options. The shares of common stock issued pursuant to the early exercise of unvested stock options are restricted and continue to vest over the requisite service period after issuance. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. As of June 30, 2021, stock options to purchase 17,123 shares of common stock have been early exercised and were subject to vesting. Cash received in exchange for early exercises of stock options has been recorded as a liability for the early exercise of stock options and will be transferred into common stock and additional paid-in capital as the shares vest. As of June 30, 2021, such liability for early exercises of stock options was immaterial.

In March 2021, the Company’s board of directors adopted the Company’s 2021 Equity Incentive Plan (the 2021 Plan) and the Company’s stockholders approved the 2021 Plan in April 2021. The 2021 Plan became effective immediately prior to the execution of the underwriting agreement in connection with the IPO. Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other awards to individuals who are then employees, officers, directors or consultants of the Company, and employees and consultants of the Company’s affiliates. A total of 2,187,524 new shares of common stock were approved to be initially reserved for issuance under the 2021 Plan. In addition, the number of shares of common stock reserved for issuance under the 2021 Plan includes 117,639 shares (as adjusted for reverse stock split) reserved and available for issuance pursuant to the grant of new awards under the 2014 Plan as of the effectiveness of the 2021 Plan and will include any shares subject to stock awards granted under the 2014 Plan that, after the date the 2021 Plan became effective, are forfeited or otherwise become available under the 2014 Plan. The number of shares of common stock reserved for issuance under the 2021 Plan will also automatically increase on January 1 of each calendar year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by 5% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year; provided, however, that the Company’s board of directors may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of common stock. As of June 30, 2021, there were 2,221,163 shares available for future grant under the 2021 Plan.

In March 2021, the Company’s board of directors adopted the Company’s 2021 Employee Stock Purchase Plan (ESPP) and the Company’s stockholders approved the ESPP in April 2021. The ESPP became effective immediately prior to the execution of the underwriting agreement in connection with our IPO. A total of 243,058 shares of common stock were approved to be initially reserved for issuance under the ESPP. No shares have been issued under the ESPP through June 30, 2021.

A summary of the Company’s stock option activity and related information during the six months ended June 30, 2021 is as follows:

		Weighted-	Weighted- Average
	Options	Average Exercise	Remaining	Aggregate
	Outstanding	Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2020	935,478	$2.56	7.7
Granted	2,357,285	$5.42
Exercised	(95,123)	$1.97		$418,000
Outstanding at June 30, 2021	3,197,640	$4.68	9.0	$15,334,000
Vested at June 30, 2021	687,583	$2.67	7.3	$4,578,000
Exercisable at June 30, 2021	2,784,843	$4.39	9.0	$13,758,000

Options exercisable at June 30, 2021 include vested options and options eligible for early exercise. All outstanding options as of June 30, 2021 are expected to vest.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Six Months Ended
	June 30,
	2021	2020
Risk-free interest rate	0.67%	1.00%
Expected volatility	71.2%	71.7%
Expected term (in years)	5.9	5.8
Expected dividend yield	—%	—%

The weighted average grant date fair value of options granted during the three months ended June 30, 2021 and 2020 was $10.89 and $2.65, and $3.42 and $2.51 during the six months ended June 30, 2021 and 2020, respectively.

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

Unrecognized compensation expense at June 30, 2021 for both employee and non-employee stock-based compensation expense was $7.3 million, which is expected to be recognized over a weighted-average vesting term of 2.9 years.

Non-cash stock-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
General and administrative	$728	$48	$1,093	$95
Research and development	126	40	232	85
Total	$854	$88	$1,325	$180

In November 2020, the Company hired a new chief executive officer under which the chief executive officer is entitled to receive a Performance Award in the amount of $7.5 million, payable in cash, common stock or a combination of cash and common stock, at the election of the Company, in the event that (i) the Company’s market value exceeds $750 million utilizing the volume-weighted average of the closing sale price of its common stock on the Nasdaq Stock Market or other principal exchange for each of the 30 trading days immediately prior to the measurement date, or (ii) the fair market value of the net proceeds available for distribution to the Company’s stockholders in connection with a change in control as defined in the Company’s severance benefit plan, as determined in good faith by its board of directors, exceeds $750 million. The Company has determined that the Performance Award is a liability classified award subject to ASC Topic 718, Compensation – Stock Compensation and includes both market and performance conditions. In April 2021, the performance condition was achieved in connection with the IPO. The Company estimated the fair value of the Performance Award at each reporting period using the Monte Carlo simulation (Note 3), which is recognized as compensation cost over the derived service period. During the three and six months ended June 30, 2021, the Company recorded $0.4 million in stock based compensation related to the Performance Award.

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

The Company accrues for the contingent payments under the vTv License Agreement when the amounts are probable or when the contingency is resolved and amounts are due and payable. For the three and six months ended June 30, 2021 and 2020, the Company did not record any research and development expenses in connection with the vTv License Agreement. In July 2021, a milestone under the vTv License Agreement was achieved, and the Company became obligated to make a payment of $2.0 million to vTv Therapeutics.

9. Commitments and Contingencies

Operating Leases

United States

In June 2018, the Company leased certain office space in San Diego, California under a non-cancelable operating lease with terms through July 2023, with an option to extend the terms for the entire premises for a period of five years.

In June 2021, the Company leased 5,137 square feet of office space for its U.S. headquarters in Irvine, California under a non-cancelable operating lease with terms through November 2026. The lease provides for a 3% annual rent increase, five months of abated rent and a tenant improvement allowance of $6.50 per square foot. The total minimum lease payments over the life of the lease is $1.6 million.

The rent expense in the United States for the three months ended June 30, 2021 and 2020 totaled $70,000 and 46,000, respectively, and for the six months ended June 30, 2021 and 2020 totaled $116,000 and $92,000, respectively.

United Kingdom

In December 2018, the Company leased certain office space for its UK subsidiary under a non-cancelable operating lease with lease terms through November 2021. The rent expense in the UK for the three months ended June 30, 2021 and 2020 totaled $7,000 and $6,000, respectively, and for the six months ended June 30, 2021 and 2020 totaled $14,000 and $12,000, respectively.

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

401(k) Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. Matching contributions to the 401(k) plan are made for certain eligible employees to meet non- discrimination provisions of the plan. During the three and six months ended June 30, 2021 and 2020, the expense recorded by the Company was immaterial.

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

The PPAR family of nuclear hormone receptors, PPARa, PPARb, and PPARδ, control the transcription of genes critical for regulating energy metabolism and homeostasis. PPARδ is highly expressed in muscle, kidney, brain, and liver tissue. Activation of PPARδ results in changes in the expression of genes involved with multiple aspects of energy metabolism including uptake of fatty acids, utilization of fatty acids as an energy source, and mitochondrial biogenesis.

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

We completed an open-label Phase 1b clinical trial in patients with PMM to assess the safety and tolerability of REN001, and to measure changes in functional tests such as walk distance and exercise capacity, as well as patient-reported symptoms. REN001 was well-tolerated in this trial. Compared to baseline, patients receiving REN001 once-daily for 12 weeks experienced an average increase in a 12-minute walk test (12MWT) of 104 meters, and an average increase of 1.7mL/kg/min in oxygen consumption (VO2), as well as a reduction in patient-reported fatigue and pain.

Based on these results, we initiated the STRIDE study, a global, randomized, double-blind, placebo-controlled Phase 2b clinical trial of REN001 in patients with PMM. In July 2021, we announced that the first patient was dosed in the STRIDE study, and we expect to announce topline results from this study in 2023. We also plan to conduct an open-label, long-term safety trial outside the United States in a subset of patients from the STRIDE study, with preliminary data anticipated to be available in 2023. Following our interactions with the U.S. Food and Drug Administration (FDA) and several European regulatory agencies, we believe that positive results from these trials could support the registration of REN001 for PMM in both the United States and in Europe.

We are also conducting two exploratory, open-label Phase 1b clinical trials of REN001 in patients with LC-FAOD and with McArdle disease. We completed enrollment of the McArdle study in July 2021, and expect to announce results in the first quarter of 2022. The LC-FAOD study is continuing to enroll patients, and we also expect to announce results from this study in the first half of 2022.

We are also enrolling an observational, non-international study of REN001 in patients with LC-FAOD to better understand disease characteristics of patients through exercise tests and symptom questionnaires (FORWARD study). The FORWARD study will also include work for validation of a new Reneo-developed patient questionnaire focused on muscle symptoms in LC-FAOD, which we plan to use in future trials. We anticipate the results of this study in the second half of 2022.

Since our inception in 2014, our operations have focused on raising capital, establishing and protecting our intellectual property portfolio, organizing and staffing our company, business planning, and conducting preclinical and clinical development of and manufacturing development for REN001. We do not have any product candidates approved for sale, have not generated any revenue from product sales, and do not expect to generate revenues from the commercial sale of our product candidate for at least several years, if ever. Since inception, we have incurred significant operating losses. Our net losses were $16.4 million and $19.5 million for the six months ended June 30, 2021 and the year ended December 31, 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $61.4 million, and cash, cash equivalents and short-term investments of $167.3 million. We have funded our operations primarily through the issuance and sale of equity securities. From our inception through June 30, 2021, we have raised an aggregate of $230.6 million in net proceeds primarily through equity financings, including the net proceeds from our initial public offering (IPO).

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

Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities. As a result, we will need to raise additional capital. Until such time as we can generate significant revenue from sales of our product candidate, if ever, we expect to finance our operations through public or private equity offerings or debt financings, credit or loan facilities, collaborations, strategic alliances, licensing arrangements or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Based upon our current operating plan, we believe that our cash, cash equivalents, and short-term investments as of June 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements through our planned near-term clinical milestones.

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

COVID-19

The COVID-19 pandemic continues to evolve, and we will continue to monitor the COVID-19 situation closely. The extent of the impact of the COVID-19 on our business, operations and clinical development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the pandemic, including new variants of the virus, and its impact on our clinical trial enrollment, trial sites, contract research organizations, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. For example, our Phase 1b clinical trial of REN001 in PMM patients was closed early as a result of COVID-19, and we may face future clinical trial disruptions. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. As a result of COVID-19, we have taken precautionary measures in order to minimize the risk of the virus to our employees and the communities in which we operate. To date, there has been a minimal disruption in our ability to ensure the effective operation of our business. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which the COVID-19 pandemic may affect our business, operations and clinical development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain.

License Agreement

In December 2017, we entered into a License Agreement with vTv Therapeutics (the vTv License Agreement), under which we obtained an exclusive, worldwide, sublicensable license under certain vTv Therapeutics intellectual property to develop, manufacture and commercialize PPARδ agonists and products containing such PPARδ agonists, including REN001, for any therapeutic, prophylactic or diagnostic application in humans. Under the terms of the vTv License Agreement, we paid vTv Therapeutics an initial upfront license fee payment of $3.0 million and issued to vTv Therapeutics shares of our common stock subject to antidilution provisions under the agreement. Upon the achievement of certain pre-specified development and regulatory milestones, we are also required to pay vTv Therapeutics up to an aggregate of $64.5 million. We are also required to pay vTv Therapeutics up to $30.0 million in total sales-based milestones upon achievement of certain sales thresholds of the licensed product. In addition, we are obligated to pay vTv Therapeutics tiered royalty payments at mid-single digit to low teen percentage royalty rates, based on tiers of annual net sales of licensed products, subject to certain customary reductions. In July 2021, a milestone under the vTv License Agreement was achieved, and we became obligated to make a payment of $2.0 million to vTv Therapeutics.

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

Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. Costs for certain activities, such as manufacturing and preclinical studies and clinical trials, are generally recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and collaborators. We expense amounts paid to acquire licenses associated with products under development when the ultimate recoverability of the amounts paid is uncertain and the technology has no alternative future use when acquired. The following table summarizes our research and development expenses for the three and six months ended June 30, 2021 and 2020:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Nonclinical	$765	$1,551	$1,328	$2,425
Contract manufacturing cost	1,224	1,409	2,465	2,365
Clinical and regulatory	3,839	1,242	7,111	3,006
Research and development-other	451	(1,385)	847	(1,401)
Total	$6,279	$2,817	$11,751	$6,395

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three and six months ended June 30, 2021 and 2020 (in thousands):

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
	2021	2020	CHANGE	2021	2020	CHANGE

Operating expenses:
Research and development	$6,279	$2,817	$3,462	$11,751	$6,395	$5,356
General and administrative	2,949	882	2,067	4,691	1,807	2,884
Total operating expenses	9,228	3,699	5,529	16,442	8,202	8,240
Loss from operations	(9,228)	(3,699)	(5,529)	(16,442)	(8,202)	(8,240)
Other income	12	12	—	14	84	(70)
Net loss	$(9,216)	$(3,687)	$(5,529)	$(16,428)	$(8,118)	$(8,310)

Operating Expenses

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2021 were $6.3 million, compared to $2.8 million for the three months ended June 30, 2020. This increase of $3.5 million was primarily due to an increase of $2.3 million related to clinical trial costs associated with the launch of our STRIDE and FORWARD studies as well as the restart of our Phase 1b clinical trials of LC-FAOD and McArdle disease and $0.4 million in employee and personnel related costs due to additional headcount required to support our clinical and CMC programs, offset by a $0.7 million decrease in expense related to completion of preclinical studies. The net increase was further offset by a reduction in credits to research and development expenses related to tax rebates paid in cash by the United Kingdom (UK) government, as we did not receive a credit in the three months ended June 30, 2021, but received a $1.5 million tax rebate in the three months ended June 30, 2020.

Research and development expenses for the six months ended June 30, 2021 were $11.8 million, compared to $6.4 million for the six months ended June 30, 2020. This increase of $5.4 million was primarily due to an increase of $3.8 million related to clinical trial costs associated with the launch of our STRIDE and FORWARD studies as well as the restart of our Phase 1b clinical trials of LC-FAOD and McArdle disease and $1.5 million in employee and personnel related costs due to additional headcount required to support our clinical and CMC programs, offset by a $0.9 million decrease in expense related to completion of preclinical studies and a net decrease of $0.5 million in various other expense items. The net increase was further offset by a reduction in credits to research and development expenses related to tax rebates paid in cash by the UK government, as we received a $32,000 tax rebate in the six months ended June 30, 2021, as compared to a $1.5 million tax rebate received in the six months ended June 30, 2020.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2021 were $2.9 million, compared to $0.9 million during the three months ended June 30, 2020. This increase of $2.0 million was primarily attributable to an increase of $1.0 million in employee and personnel related expenses, an increase of $0.4 million of directors and officers insurance premiums following our IPO, an increase of $0.4 million of compensation expense related to the Performance Award (Note 7), and a net increase of $0.2 million of various other expense items.

General and administrative expenses for the six months ended June 30, 2021 were $4.7 million, compared to $1.8 million during the six months ended June 30, 2020. This increase of $2.9 million was primarily attributable to an increase of $1.9 million in employee and personnel related expenses, an increase of $0.4 million of directors and officers insurance premiums following our IPO, an increase of $0.4 million of compensation expense related to the Performance Award (Note 7), and a net increase of $0.2 million of various other expense items.

Other Income

Other income for the three months ended June 30, 2021 and 2020 was $12,000, and represents interest and dividends on cash balances. While cash balances increased, the earnings rate substantially decreased in accordance with the decline in the federal funds rate.

Other income for the six months ended June 30, 2021 was $14,000 compared to $84,000 during the six months ended June 30, 2020. This decrease of $70,000 was primarily attributable to lower interest income earned on deposits in money market accounts indexed to the federal funds rates, which declined significantly during the six months ended June 30, 2021.

Liquidity and Capital Resources

Overview

To date, we have incurred operating losses and negative cash flows from operations. As of June 30, 2021, we had an accumulated deficit of $61.4 million.

We anticipate that we will continue to incur net losses for the foreseeable future as we continue research efforts and the development of our product candidates, hire additional staff, including clinical, scientific, operational, financial and management personnel, and incur additional costs associated with being a public company.

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

On April 13, 2021, we completed our IPO and issued an aggregate of 6,250,000 shares of common stock at a price of $15.00 per share. We received net proceeds of $84.6 million, after deducting underwriting discounts, commissions and offering expenses.

Through June 30, 2021, we have raised net cash proceeds of approximately $230.6 million primarily through equity financings, including the net proceeds from our IPO. As of June 30, 2021, we had cash, cash equivalents and short-term investments of $167.3 million. We expect our cash, cash equivalents and short-term investments as of June 30, 2021 will be sufficient to fund our operations through our planned near-term clinical milestones.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2021 and 2020:

	SIX MONTHS ENDED
	JUNE 30,
	2021	2020

	(in thousands)
Net cash used in operating activities	$(18,290)	$(7,384)
Net cash (used in) provided by investing activities	(27,020)	6,199
Net cash provided by financing activities	132,065	26
Net increase (decrease) in cash and cash equivalents	$86,755	$(1,159)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 was $18.3 million, consisting primarily of our net loss of $16.4 million and a $3.6 million net decrease in operating assets and liabilities, partially offset by $1.7 million in non-cash charges primarily consisting of stock-based compensation expense.

Net cash used in operating activities for the six months ended June 30, 2020 was $7.4 million, consisting primarily of our net loss of $8.1 million and a $0.5 million net increase in operating assets and liabilities, partially offset by $0.2 million of stock-based compensation expense.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 was $27.0 million consisting primarily of purchase of available-for-sale short-term investments.

Net cash provided by investing activities for the six months ended June 30, 2020 was $6.2 million, consisting primarily of maturities of available-for-sale short-term investments.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 was $132.1 million, consisting primarily of $93.8 million of gross proceeds, net of issuance costs of $9.2 million paid during the six months ended June 30, 2021, raised from our IPO, $47.2 million of proceeds from the issuance of shares of Series B convertible preferred stock, and $0.2 million of proceeds from the exercise of stock options.

Net cash provided by financing activities for the six months ended June 30, 2020 was $26,000, consisting of proceeds from the exercise of stock options.

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

In December 2020 and March 2021, we raised total gross proceeds of $94.8 million from the sale of Series B convertible preferred stock. In April 2021, we raised net proceeds of approximately $84.6 million in connection with our IPO. As of June 30, 2021, we had $167.3 million in cash, cash equivalents and short-term investments. We believe, based upon our current operating plan, that our cash, cash equivalents and short-term investments as of June 30, 2021 will be sufficient to fund our operations through our planned near-term clinical milestones.

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

Contractual Obligations & Commitments

During the six months ended June 30, 2021, there were no material changes to our contractual obligations as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Prospectus, except the following:

In June 2021, we began leasing 5,137 square feet of office space for our U.S. headquarters in Irvine, California under a non-cancelable operating lease with terms through November 2026. The lease provides for a 3% annual rent increase, five months of abated rent and a tenant improvement allowance of $6.50 per square foot. The total minimum lease payments over the life of the lease is $1.6 million.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Prospectus and the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended June 30, 2021, there were no material changes to our critical accounting policies from those discussed in the Prospectus.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2021, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant net losses since our inception. If REN001 is not successfully developed and approved in the United States or Europe, we may never generate any revenue. For the six months ended June 30, 2021 and the year ended December 31, 2020, we reported a net loss of $16.4 million and $19.5 million, respectively. As of June 30, 2021, we had an accumulated deficit of $61.4 million.

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

As of June 30, 2021, we had cash, cash equivalents and short-term investments of $167.3 million. We believe, based on our current operating plan, that our cash, cash equivalents and short-term investments as of June 30, 2021 will be sufficient to fund our operations through our planned near-term clinical milestones. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future capital requirements will depend on many factors, including:

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

Our clinical trials have been, and may in the future be, affected by the COVID-19 pandemic. For example, as a result of the COVID-19 pandemic, our Phase 1b clinical trial of REN001 in PMM patients was closed early and we temporarily paused enrollment in our Phase 1b clinical trials of LC-FAOD and McArdle disease, which enrollment has now recommenced in certain countries. Additionally, the COVID-19 pandemic may impact patient enrollment in all of our ongoing clinical trials. In particular, some sites may pause enrollment to focus on, and direct resources to, COVID-19, while at other sites, patients may choose not to enroll or continue participating in the clinical trial as a result of the pandemic. In addition, patient visits to our clinical trial sites in the United States, the UK and Spain at some point in the past or currently have slowed as a result of the COVID-19 pandemic. Further, according to the Centers for Disease Control and Prevention and the National Health Service in the UK, people who have serious chronic medical conditions, including those such as genetic mitochondrial diseases, are at higher risk of getting very sick from COVID-19. As a result, current or potential patients in our ongoing and planned clinical trials may choose to not enroll, not participate in follow-up clinical visits, or drop out of the trial as a precaution against contracting COVID-19. Further, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services.

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

Preliminary, interim and topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.*

From time to time, we may publicly disclose interim, topline, or preliminary data from our clinical trials, including from our Phase 1b clinical trials of REN001 in patients with PMM, LC-FAOD and McArdle disease, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline, or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim, topline, and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, such data should be viewed with caution until the final data are available. Adverse differences between preliminary, interim, or topline data and final data could significantly harm our business prospects.

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

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval for REN001 and any future product candidates. For instance, the EU has adopted Regulation (EU) No 536/2014 (Clinical Trial Regulation (CTR)) in April 2014, which is expected to come into application in 2022. The CTR will be directly applicable in all the EU member states, repealing the current Clinical Trials Directive. Conduct of all clinical trials performed in the EU will continue to be bound by currently applicable provisions until the new CTR becomes applicable. The extent to which ongoing clinical trials will be governed by the CTR will depend on when the CTR becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the CTR becomes applicable the CTR will at that time begin to apply to the clinical trial. The CTR harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which will notably contain a centralized EU portal and database. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition, and results of operations.

Disruptions at FDA and other U.S. and foreign government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.*

The ability of the FDA and comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

Separately, in response to the global COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most foreign and domestic manufacturing facility inspections and has since resumed routine surveillance inspections of manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States have adopted similar restrictions and other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

There have been judicial, executive and Congressional challenges to certain aspects of the Affordable Care Act. By way of example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017 (the Tax Act), included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

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

At the federal level, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to drug pricing in an effort to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden Administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the Most Favored Nation Model interim final rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives.

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

If we fail to develop and commercialize additional product candidates, we may be unable to grow our business.*

We may seek to in-license or acquire late preclinical or development-stage product candidates that have the potential to complement our existing portfolio. If we decide to pursue the development and commercialization of any additional product candidates, we may be required to invest significant resources to acquire or in-license the rights to such product candidates or to conduct drug discovery activities. We do not currently have the necessary drug discovery personnel or expertise adequate to discover and develop an additional product candidate on our own. Any other product candidates will require additional, time-consuming development efforts, and significant financial resources, prior to commercial sale, including preclinical studies, extensive clinical trials, and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and/or effective for approval by regulatory authorities. In addition, we may not be able to acquire, discover, or develop any additional product candidates, and any additional product candidates we may develop may not be approved, manufactured, or produced economically, successfully commercialized or widely accepted in the marketplace, or be more effective than other commercially available alternatives. Research programs to identify new product candidates require substantial technical, financial, and human resources whether or not we ultimately identify any candidates. If we are unable to develop or commercialize any other product candidates, our business and prospects will suffer.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.*

The pharmaceutical industry is characterized by intense competition and rapid innovation. Although we believe that we hold a leading position in our focus on rare genetic mitochondrial diseases, our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results. Our potential competitors include major multinational pharmaceutical companies, established and start-up biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis drug products that are more effective or less costly than REN001. We believe the key competitive factors that will affect the development and commercial success of REN001 are efficacy, safety and tolerability profile, reliability, convenience of dosing, price and reimbursement.

There are no approved therapies indicated for the treatment of PMM in any country. Physicians attempt to treat symptoms in patients with drugs or vitamins and supplements. For example, anti-convulsant drugs are used to prevent or control seizures. Astellas is also developing a PPARδ agonist for PMM and has announced that it has initiated a Phase 2/3 trial in April 2021. Other companies are developing therapies for mitochondrial diseases, including Abliva AB, Cyclerion Therapeutics, Inc., Epirium Bio and Khondrion B.V.

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

Even though we have obtained orphan drug designation for REN001 for the treatment of PMM and LC-FAOD in the United States and LCHAD and MELAS in the EU, we may not be able to obtain or maintain the benefits associated with orphan drug status, including market exclusivity.*

Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 people in the United States, or a patient population of greater than 200,000 people in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the criteria for designating an “orphan medicinal product” are similar in principle to those in the United States. A medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition.

Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug for the same indication for that time period. Another drug may receive marketing approval prior to REN001. The applicable period is seven years in the United States and ten years in the EU, which may be extended by six months and two years, respectively, in the case of product candidates that have complied with the respective regulatory agency’s agreed upon pediatric investigation plan. The exclusivity period in the EU can be reduced to six years if, at the end of the fifth year, it is established that a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA and the EMA can subsequently approve another drug containing a similar active substance or substances, and which is intended to treat the same condition before the expiration of the seven-year (or ten-year in the EU) exclusivity period if the FDA or EMA concludes that the later drug is safer, more effective or otherwise clinically superior. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to orphan exclusivity. Even though the FDA has granted orphan drug designation to REN001 for the treatment of PMM and LC-FAOD in the United States and long chain acyl-CoA dehydrogenase (LCHAD) and mitochondrial encephalomyopathy, lactic acidosis, and neurological stroke-like episodes (MELAS) in the EU, if we receive approval for REN001 for a modified or different indication, our current orphan designations may not provide us with exclusivity.

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

We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.*

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific, and medical personnel. We are highly dependent on our management, scientific, and medical personnel. The loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements could potentially harm our business, prospects, financial condition or results of operations.

We conduct our operations in Irvine, California, San Diego, California and Sandwich, United Kingdom. These regions serve as the headquarters to many other biotechnology and pharmaceutical companies and academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. The withdrawal of the UK from the EU may also negatively affect our ability to attract and retain employees, particularly those from the EU.

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

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of June 30, 2021, we had 29 employees, 17 of whom are full-time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional development, managerial, operational, financial, sales, marketing, and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We are subject to stringent and changing privacy laws, regulations and standards as well as policies, contracts and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to government enforcement actions (which could include civil or criminal penalties), a delay in or disruption of our clinical trials or commercialization of our products, private litigation, adverse publicity, reputational damage, and/or other adverse impacts on our operating results and business.*

The legislative and regulatory framework relating to the collection, use, retention, safeguarding, disclosure, sharing, transfer, security and other processing of personal data worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data privacy and security frameworks with which we must comply. Accordingly, we and our partners are or may become subject to federal, state, and foreign data privacy and security laws, regulations and industry standards as well as policies, contracts and other obligations that apply to the processing of personal data both by us and on our behalf (Data Protection Requirements).

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

Further, the California Privacy Rights Act (CPRA) was recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In addition, similar laws have been passed in Virginia, the Consumer Data Protection Act (CDPA), which goes into effect on January 1, 2023 and the Colorado Privacy Act (CPA), which goes into effect on July 1, 2023. The CCPA, CPRA, CDPA, CPA, and other similar laws pending in several states may impact our business activities and exemplify the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

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

The GDPR also provides that EEA Member States may make their own further laws and regulations to introduce specific requirements related to the processing of “special categories of personal data”, including personal data related to health, biometric data used for unique identification purposes and genetic information as well as personal data related to criminal offences or convictions. The UK the Data Protection Act of 2018 complements the UK GDPR in this regard. This may lead to greater divergence on the law that applies to the processing of such data types across the EEA and/or UK, compliance with which, as and where applicable, may increase our costs and could increase our overall compliance risk. Such country-specific regulations could also limit our ability to collect, use and share data in the context of our EEA and/or UK operations, and/or could cause our compliance costs to increase, ultimately having an adverse impact on our business and harming our business and financial condition.

The GDPR imposes stringent requirements for controllers and processors of personal data, including health data from clinical trials and patient health data processed for clinical purposes. For example, the GDPR imposes several requirements relating to ensuring there is a lawful basis for processing personal data, extends the rights of individuals to whom the personal data relates, materially expands the definition of what is expressly noted to constitute personal data (including expanding the relevant definition to capture expressly the ‘pseudonymized’ or key-coded data that is commonly processed in a clinical trial-related context), requires additional disclosures about how personal data is to be used, imposes limitations on retention of personal data, imposes strict rules on the transfer of personal data out of Europe to third countries, requires organizations to appoint data protection officers and/or UK and/or EU representatives in certain circumstances, introduces obligations to carry out data protection impact assessments in certain circumstances, formalizes a heightened standard of data subject consent, creates mandatory data breach notification requirements in certain circumstances, and establishes onerous new obligations on service providers who process personal data simply on behalf of others.

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

In addition, under the post-Brexit Trade and Cooperation Agreement (TCA) between the EU and the UK, the UK and EU did not adopt an ‘adequacy decision’ in respect of the United Kingdom during the six-month period following the passage of the TCA. Consequently, from that point onwards the United Kingdom is an “inadequate third country” under the GDPR and transfers of personal data from the EEA to the United Kingdom will require a valid ‘transfer mechanism’ (such as entry into the then-current form of the European Commission’s Standard Contractual Clauses).

If we are unable to implement a valid solution for personal data transfers from Europe, including, for example, obtaining individuals’ explicit consent to transfer their personal data from Europe to the United States or other countries, we will face increased exposure to regulatory actions, substantial fines and injunctions against processing personal data from Europe. Inability to import personal data from Europe, including the EEA, UK or Switzerland, may also (i) restrict our activities in Europe; (ii) limit our ability to collaborate with partners as well as other service providers, contractors and other companies subject to European data protection laws; or (iii) require us to increase our data processing capabilities in Europe at significant expense or otherwise cause us to change the geographical location or segregation of our relevant systems and operations—any or all of which could adversely affect our financial results. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of operating our business. The type of challenges we face in Europe will likely also arise in other jurisdictions that adopt laws similar in construction to the GDPR or regulatory frameworks of equivalent complexity.

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

Since a significant proportion of the regulatory framework in the UK applicable to our business and our product candidates is derived from EU directives and regulations, Brexit, has had, and may continue to have, a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the UK or the EU. For example, Great Britain (GB) is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization (MA) from the EMA and a separate MA will be required to market our product candidates in GB, including REN001 and any future product candidates. It is currently unclear whether the Medicines and Healthcare products Regulatory Agency (MHRA) in the UK is sufficiently prepared to handle the increased volume of MAAs that it is likely to receive. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing REN001 in the UK or the EU and restrict our ability to generate revenue and achieve and sustain profitability. While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the UK and the EU there may be additional non-tariff costs to such trade which did not exist prior to the end of the Transition Period. Further, should the UK diverge from the EU from a regulatory perspective in relation to medicinal products, this could lead to a more complex and costly regulatory burden on us. In addition, while the Trade and Cooperation Agreement provides for mutual recognition of GMP inspections and certificates, it does not provide for contain wholesale mutual recognition of UK and EU pharmaceutical rules and product standards, for example in relation to batch testing and pharmacovigilance, which remain subject to further bilateral discussions. Therefore, additional batch testing between the EU and UK markets and other divergent or duplicative regulatory obligations may be required, which could result in additional expense and supply chain delays. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the UK or the EU for REN001 and any future product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the EU and the UK. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the EU.

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

In September 2011, the Leahy-Smith America Invents Act, or America Invents Act, was signed into law. The America Invents Act includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first inventor to file” system in which, assuming that other requirements of patentability are met, the first inventor to file a patent application will be entitled to the patent regardless of whether a third party was first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013 but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we may not be certain that we or our future licensors are the first to either (1) file any patent application related to our product candidates or (2) invent any of the inventions claimed in the patents or patent applications.

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

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.*

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the post-IPO lock-up agreements and other legal restrictions on resale lapse, the trading price of our common stock could decline. As of August 6, 2021, there were 24,405,327 shares of our common stock outstanding. Of these shares, only the shares of common stock sold in the IPO by us, other than to our affiliates, are freely tradable without restriction in the public market.

We expect that the lock-up agreements pertaining to the IPO will expire on October 5, 2021. After the lock-up agreements expire, up to 18,160,219 shares of common stock will be eligible for sale in the public market, of which 13,902,670 shares are held by directors, executive officers, and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

We cannot be sure that our insurance coverage, if any, will be adequate or otherwise protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or material adverse impacts arising out of our privacy and security practices, or security breaches we may experience. The successful assertion of one or more claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large excess or deductible or co-insurance requirements), could have a material adverse effect on our business. In addition, we may not have adequate cyber insurance coverage available to us in the future at reasonable or acceptable cost.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Stock Option Grants

For the three months ended June 30, 2021, we granted options to purchase 84,000 shares of our common stock to certain of our directors, each with an exercise price of $15.00 per share.

The offer, sale and issuance of these options were deemed to be exempt from registration under the Securities Act in reliance on either Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or Section 4(a)(2) in that the issuance of securities was to accredited investors in a private placement transaction that did not involve a public offering.

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

The underwriting discounts and commissions for the offering totaled approximately $6.6 million. We incurred additional expenses of approximately $2.6 million in offering expenses, which when added to the underwriting discounts and commissions paid by us, amounts to total fees and costs of approximately $9.2 million. Thus, net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were approximately $84.6 million. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents. Through June 30, 2021, we have not used any of the net proceeds from our IPO. We are investing these funds in a combination of short-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. We expect to use the net proceeds from our IPO as described under “Use of Proceeds” in the Prospectus. We cannot predict with certainty all of the particular uses for the net proceeds from our IPO, or the amounts that we will actually spend on the uses described under “Use of Proceeds” in the Prospectus. The amounts and timing of our actual use of the net proceeds will vary depending on numerous factors, including our ability to access additional financing and the relative success and cost of our research, preclinical and clinical development programs. As a result, our management will have broad discretion in the application of the net proceeds, and investors will be relying on our judgment regarding the application of the net proceeds from our IPO.

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

Date: August 11, 2021

RENEO PHARMACEUTICALS, INC.

By:	/s/ Gregory J. Flesher
Name:	Gregory J. Flesher
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Vineet R. Jindal
Name:	Vineet R. Jindal
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)