Form 10-Q
period 2021-09-30
Reneo Pharmaceuticals, Inc.
filed 2021-11-12
CIK 1637715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 9, 2021, there were 24,423,900 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

		Page

Part I	Financial Information	3

Item 1.	Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020 (Unaudited)	4

	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and 2020 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	29

Part II	Other Information	30

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	95

Item 3.	Defaults Upon Senior Securities	95

Item 4.	Mine Safety Disclosures	95

Item 5.	Other Information	95

Item 6.	Exhibits	95

Exhibit Index		96

Signatures		98

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

RENEO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

	SEPTEMBER 30,	DECEMBER 31,
	2021	2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$126,409	$53,613
Short-term investments	31,325	—
Prepaid expenses and other current assets	4,931	1,412
Total current assets	162,665	55,025
Property and equipment, net	200	69
Other non-current assets	78	127
Total assets	$162,943	$55,221
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,271	$908
Accrued expenses	5,082	3,672
Total current liabilities	6,353	4,580
Deferred rent	98	36
Performance award (Note 7)	284	—
Total liabilities	6,735	4,616
Commitments and contingencies (Note 9)
Series A convertible preferred stock, $0.0001 par value; zero and 24,302,472 shares authorized at September 30, 2021 and December 31, 2020, respectively; zero and 24,302,472 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively; liquidation preference of $0 and $49,127 at September 30, 2021 and December 31, 2020, respectively	—	45,652
Series B convertible preferred stock, $0.0001 par value; zero and 46,881,028 shares authorized at September 30, 2021 and December 31, 2020, respectively; zero and 23,440,514 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively; liquidation preference of $0 and $47,385 as of September 30, 2021 and December 31, 2020, respectively	—	47,068
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 10,000,000 and zero shares authorized at September 30, 2021 and December 31, 2020, respectively; zero shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 200,000,000 and 105,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively; 24,417,558 and 24,407,722 shares issued and outstanding at September 30, 2021, respectively and 2,053,070 shares issued and outstanding at December 31, 2020	3	—
Additional paid-in capital	230,309	2,843
Accumulated deficit	(74,121)	(44,958)
Accumulated other comprehensive income	17	—
Total stockholders’ equity (deficit)	156,208	(42,115)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$162,943	$55,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$9,318	$4,431	$21,069	$10,826
General and administrative	3,434	668	8,125	2,475
Total operating expenses	12,752	5,099	29,194	13,301
Loss from operations	(12,752)	(5,099)	(29,194)	(13,301)
Other income	17	5	31	89
Net loss	(12,735)	(5,094)	(29,163)	(13,212)
Unrealized gain (loss) on short-term investments	12	(4)	17	—
Comprehensive loss	$(12,723)	$(5,098)	$(29,146)	$(13,212)
Net loss per share attributable to common stockholders, basic and diluted	$(0.52)	$(2.48)	$(1.82)	$(6.54)
Weighted-average shares used in computing net loss per share, basic and diluted	24,396,798	2,052,838	16,025,813	2,021,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	CONVERTIBLE							ACCUMULATED
	PREFERRED STOCK						ADDITIONAL	OTHER		TOTAL
	Series A		Series B		Common Stock		PAID-IN	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	INCOME	DEFICIT	EQUITY (DEFICIT)
Balances, December 31, 2020	24,302,472	$45,652	23,440,514	$47,068	2,053,070	$—	$2,843	$—	$(44,958)	$(42,115)
Issuance of series B convertible preferred stock, net of issuance costs of $29	—		23,440,514	47,356	—	—	—	—	—	—
Stock based compensation	—	—	—	—	—	—	471	—	—	471
Stock option exercise	—	—	—	—	70,663	—	139	—	—	139
Net loss	—	—	—	—	—	—	—	—	(7,212)	(7,212)
Balances, March, 31, 2021	24,302,472	$45,652	46,881,028	$94,424	2,123,733	$—	$3,453	$—	$(52,170)	$(48,717)
Conversion of convertible preferred stock into common stock upon initial public offering	(24,302,472)	(45,652)	(46,881,028)	(94,424)	15,907,629	2	140,076	—	—	140,078
Issuance of common stock in public offering, net of offering costs	—	—	—	—	6,250,000	1	84,532	—	—	84,533
Vesting of early exercised options	—	—	—	—	7,337	—	14	—	—	14
Stock-based compensation	—	—	—	—	—	—	854	—	—	854
Change in unrealized holding gains and losses on short-term investments	—	—	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	—	—	(9,216)	(9,216)
Balances, June 30, 2021	—	—	—	—	24,288,699	3	228,929	5	(61,386)	167,551
Vesting of early exercised options	—	—	—	—	7,337	—	15	—	—	15
Stock option exercises	—	—	—	—	111,736	—	220	—	—	220
Stock-based compensation	—	—	—	—	—	—	1,145	—	—	1,145
Change in unrealized holding gains and losses on short-term investments	—	—	—	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	—	—	—	(12,735)	(12,735)
Balances, September 30, 2021	—	$—	—	$—	24,407,772	$3	$230,309	$17	$(74,121)	$156,208

	CONVERTIBLE							ACCUMULATED
	PREFERRED STOCK						ADDITIONAL	OTHER		TOTAL
	Series A		Series B		Common Stock		PAID-IN	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	INCOME	DEFICIT	EQUITY (DEFICIT)
Balances, December 31, 2019	24,302,472	$45,652	—	$—	2,008,905	$—	$2,363	$3	$(25,493)	$(23,127)
Stock based compensation	—	—	—	—	—	—	92	—	—	92
Stock option exercise	—	—	—	—	13,269	—	26	—	—	26
Change in unrealized holding gains and losses on short-term investments	—	—	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	—	—	(4,431)	(4,431)
Balances, March, 31, 2020	24,302,472	$45,652	—	$—	2,022,174	$—	$2,481	$10	$(29,924)	$(27,433)
Stock based compensation	—	—	—	—	—	—	88	—	—	88
Change in unrealized holding gains and losses on short-term investments	—	—	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	—	—	(3,687)	(3,687)
Balances, June 30, 2020	24,302,472	$45,652	—	$—	2,022,174	$—	$2,569	$4	$(33,611)	$(31,038)
Stock based compensation	—	—	—	—	—	—	84	—	—	84
Stock option exercise	—	—	—	—	26,093	—	51	—	—	51
Change in unrealized holding gains and losses on short-term investments	—	—	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	—	—	(5,094)	(5,094)
Balances, September 30, 2020	24,302,472	$45,652	—	$—	2,048,267	$—	$2,704	$—	$(38,705)	$(36,001)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2021	2020
Cash flows from operating activities
Net loss	$(29,163)	$(13,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33	27
Amortization/accretion on short-term investments	113	(17)
Changes in the fair value of performance award (Note 7)	284	—
Stock-based compensation	2,470	264
Changes in operating assets and liabilities:
Accounts payable, accrued expenses and other	1,816	20
Prepaid expenses and other assets	(3,577)	(203)
Deferred rent	62	(4)
Net cash used in operating activities	(27,962)	(13,125)
Cash flows from investing activities
Purchases of property and equipment	(108)	(8)
Purchase of available-for-sale short-term investments	(31,421)	—
Proceeds from maturities of available-for-sale short-term investments	—	7,400
Net cash (used in) provided by investing activities	(31,529)	7,392
Cash flows from financing activities
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	47,239	—
Proceeds from initial public offering, net of offering costs	84,641	—
Proceeds from exercise of stock options	407	77
Net cash provided by financing activities	132,287	77
Net increase (decrease) in cash and cash equivalents	72,796	(5,656)
Cash and cash equivalents, beginning of period	53,613	17,501
Cash and cash equivalents, end of period	$126,409	$11,845
Supplemental cash flow information:
Vesting of unvested exercised options	$19	$—
Property and equipment in accounts payable	$56	$—

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

Liquidity

The Company has incurred significant losses and negative cash flows from operations. From Inception through September 30, 2021, the Company has raised net cash proceeds of approximately $230.6 million primarily through equity financings, including the net proceeds from the IPO, to support its drug development efforts. As of September 30, 2021, the Company had cash, cash equivalents and short-term investments of $157.7 million and an accumulated deficit of $74.1 million. The Company had a net loss of $29.2 million and used cash of $28.0 million for operating activities for the nine months ended September 30, 2021. In accordance with Accounting Standards Codification (ASC) Topic 205-40, Presentation of Financial Statements - Going Concern, management is required to perform a two-step analysis over the Company’s ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date the condensed consolidated financial statements are issued. If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt.

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

As of September 30, 2021, the Company had $157.7 million in cash, cash equivalents and short-term investments, which management believes will be sufficient to fund operations for at least one year from date on which this Quarterly Report on Form 10-Q is issued.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements at December 31, 2020, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company have been included.  Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2020, which are included in the Company’s prospectus, dated April 8, 2021, that forms a part of the Company’s Registration Statement on Form S-1 (File. No. 333-254534) as filed with the Securities and Exchange Commission (SEC) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the Securities Act), on April 9, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. As of September 30, 2021 and December 31, 2020, the Company had cash balances deposited at a major financial institution. Cash balances are subject to minimal credit risk as the balances are with high credit quality financial institutions. Cash equivalents, which consist of money market accounts and commercial paper, are stated at fair value.

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

The Company recognizes an impairment charge when a decline in the fair value of its investments in debt securities below the amortized cost basis of such securities is judged to be other-than-temporarily impaired. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value, the potential recovery period and if the entity has the intent to sell the security, or if it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. The Company did not recognize any other-than-temporary impairment charges on its short-term investments during the three and nine months ended September 30, 2021 and 2020.

Money market account balances are included as cash and cash equivalents on the condensed consolidated balance sheets, which are also disclosed in Note 3, Fair Value Measurements.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. Long-lived assets are tested for impairment when events and circumstances indicate the assets might be impaired by first comparing the estimated future undiscounted cash flows of the asset or asset group to the carrying value. If the carrying value exceeds the estimated future undiscounted cash flows, an impairment loss is recognized based on the amount that the carrying value exceeds the fair value of the asset or asset group. The Company did not recognize impairment losses during the nine months ended September 30, 2021 and 2020.

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

Foreign Currency Transactions

The functional currency of Reneo Pharma Ltd is the U.S. dollar. All foreign exchange transactional and remeasurement gains and losses are recognized in the condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2021 and 2020, total foreign currency gains and losses were not material.

Comprehensive Income or Loss

Comprehensive income or loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources.

Net Loss Per Share

The Company computes basic loss per share by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company’s stock options and convertible preferred stock, which are convertible into shares of the Company’s common stock. No shares related to the convertible preferred stock were included in the diluted net loss per share calculation for the three or nine months ended September 30, 2021 and 2020 because the inclusion of such shares would have had an anti-dilutive effect. The shares to be issued upon exercise of all outstanding stock options were also excluded from the diluted net loss per share calculation for the three and nine months ended September 30, 2021 and 2020 because such shares are anti-dilutive.

Historical outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following:

	September 30, 2021	September 30, 2020
Convertible preferred stock (as converted)	—	5,430,957
Common stock options	3,215,904	941,621
Total	3,215,904	6,372,578

New Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Simplifying the Accounting for Income Taxes. The standard simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The new guidance will be effective for the Company as of January 1, 2022. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is in the process of evaluating the impact of the application of this ASU on its condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheets for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires a lessee to recognize a liability for lease payments (the lease liability) and a right-of-use asset (representing its right to use the underlying asset for the lease term) on the balance sheet. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the new guidance as of the adoption date, rather than as of the earliest period presented. In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the effective date, unless the lease was modified, to not reassess (a) whether a contract is or contains a lease, (b) lease classification or (c) determination of initial direct costs, which effectively allows entities to carryforward accounting conclusions under previous U.S. GAAP. This ASU is effective for annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company plans to adopt the ASU on January 1, 2022 and is currently in the process of evaluating the impact of the application of this ASU and expects the recording of a right-of-use asset and lease liability on its condensed consolidated financial statements and related disclosures.

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

No assets or liabilities were transferred into or out of their classifications during the nine months ended September 30, 2021 and 2020.

The recurring fair value measurement of the Company’s assets measured at fair value at September 30, 2021 consisted of the following (in thousands):

	Quoted Prices in		Significant
	Active Markets	Significant Other	Unobservable
	For Identical Items	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash and cash equivalents:
Money market investments	$124,010	$—	$—	$124,010
Investments:
Commercial paper	—	31,325	—	31,325
Total	$124,010	$31,325	$—	$155,335
Liabilities
Performance award	$—	$—	$284	$284
Total	$—	$—	$284	$284

The following table summarizes changes in fair value measurements of the Performance Award during the nine months ended September 30, 2021 (in thousands):

Balance as of January 1, 2021	$—
Expense recorded upon consummation of the IPO	590
Change in fair value	(306)
Balance as of September 30, 2021	$284

The recurring fair value measurement of the Company’s assets measured at fair value at December 31, 2020 consisted of the following (in thousands):

	Quoted Prices in		Significant
	Active Markets	Significant Other	Unobservable
	For Identical Items	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market investments	$49,632	$—	$—	$49,632
Total	$49,632	$—	$—	$49,632

4. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Computer, software and office equipment	$286	$122
Leasehold improvements	30	30
Total property and equipment, gross	316	152
Less: accumulated depreciation and amortization	(116)	(83)
Total property and equipment, net	$200	$69

Depreciation and amortization expense related to property and equipment was $13,000 and $9,000 for the three months ended September 30, 2021 and 2020, respectively, and $33,000 and $27,000 for the nine months ended September 30, 2021 and 2020, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued contract manufacturing expenses	$1,563	$1,389
Accrued clinical expenses	1,467	1,019
Accrued compensation	1,366	888
Other accrued expenses	686	376
Total other accrued expenses	$5,082	$3,672

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

Shares Reserved for Future Issuance

As of September 30, 2021, the Company had reserved shares of its common stock for future issuance as follows:

Shares
Reserved
Common stock options outstanding	3,215,904
Available for future grants under the 2021 Equity Incentive Plan	2,061,163
Available for future grants under the 2021 Employee Stock Purchase Plan	243,058
Total shares of common stock reserved	5,520,125

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

Under the 2014 Plan, certain employees may be granted the ability to early exercise their options. The shares of common stock issued pursuant to the early exercise of unvested stock options are restricted and continue to vest over the requisite service period after issuance. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. As of September 30, 2021, stock options to purchase 9,785 shares of common stock have been early exercised and were subject to vesting. Cash received in exchange for early exercises of stock options has been recorded as a liability for the early exercise of stock options and will be transferred into common stock and additional paid-in capital as the shares vest. As of September 30, 2021, such liability for early exercises of stock options was immaterial.

In March 2021, the Company’s board of directors adopted the Company’s 2021 Equity Incentive Plan (the 2021 Plan), and the Company’s stockholders approved the 2021 Plan in April 2021. The 2021 Plan became effective immediately prior to the execution of the underwriting agreement in connection with the IPO. Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other awards to individuals who are then employees, officers, directors or consultants of the Company, and employees and consultants of the Company’s affiliates. A total of 2,187,524 new shares of common stock were approved to be initially reserved for issuance under the 2021 Plan. In addition, the number of shares of common stock reserved for issuance under the 2021 Plan includes 117,639 shares (as adjusted for reverse stock split) reserved and available for issuance pursuant to the grant of new awards under the 2014 Plan as of the effectiveness of the 2021 Plan and will include any shares subject to stock awards granted under the 2014 Plan that, after the date the 2021 Plan became effective, are forfeited or otherwise become available under the 2014 Plan. The number of shares of common stock reserved for issuance under the 2021 Plan will also automatically increase on January 1 of each calendar year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by 5% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year; provided, however, that the Company’s board of directors may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of common stock. As of September 30, 2021, there were 2,061,163 shares available for future grant under the 2021 Plan.

In March 2021, the Company’s board of directors adopted the Company’s 2021 Employee Stock Purchase Plan (ESPP), and the Company’s stockholders approved the ESPP in April 2021. The ESPP became effective immediately prior to the execution of the underwriting agreement in connection with the Company’s IPO. A total of 243,058 shares of common stock were approved to be initially reserved for issuance under the ESPP. No shares have been issued under the ESPP through September 30, 2021.

A summary of the Company’s stock option activity and related information during the nine months ended September 30, 2021 is as follows:

		Weighted-	Weighted- Average
	Options	Average Exercise	Remaining	Aggregate
	Outstanding	Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2020	935,478	$2.56	7.7
Granted	2,487,285	$5.59
Exercised	(206,859)	$1.97
Outstanding at September 30, 2021	3,215,904	$4.95	8.6	$8,868,000
Vested at September 30, 2021	687,583	$2.67	7.3	$3,015,000
Exercisable at September 30, 2021	3,215,904	$4.95	8.6	$8,868,000

Options exercisable at September 30, 2021 include vested options and options eligible for early exercise. All outstanding options as of September 30, 2021 are expected to vest.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Nine Months Ended
	September 30,
	2021	2020
Risk-free interest rate	0.69%	1.07%
Expected volatility	72.9%	71.7%
Expected term (in years)	5.9	5.9
Expected dividend yield	—%	—%

The weighted average grant date fair value of options granted during the three months ended September 30, 2021 was $6.58. No options were granted during the three months ended September 30, 2020. The weighted average grante date fair value of options granted during the nine months ended September 30, 2021 and 2020 was $3.59 and $2.48, respectively.

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

Unrecognized compensation expense at September 30, 2021 for both employee and non-employee stock-based compensation expense was $7.1 million, which is expected to be recognized over a weighted-average vesting term of 2.79 years.

Non-cash stock-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
General and administrative	$1,001	$43	$2,093	$139
Research and development	144	41	377	125
Total	$1,145	$84	$2,470	$264

In November 2020, the Company hired a new chief executive officer under which the chief executive officer is entitled to receive a Performance Award in the amount of $7.5 million, payable in cash, common stock or a combination of cash and common stock, at the election of the Company, in the event that (i) the Company’s market value exceeds $750 million utilizing the volume-weighted average of the closing sale price of its common stock on the Nasdaq Stock Market or other principal exchange for each of the 30 trading days immediately prior to the measurement date, or (ii) the fair market value of the net proceeds available for distribution to the Company’s stockholders in connection with a change in control as defined in the Company’s severance benefit plan, as determined in good faith by its board of directors, exceeds $750 million. The Company has determined that the Performance Award is a liability classified award subject to ASC Topic 718, Compensation – Stock Compensation (ASC 718) and includes both market and performance conditions. In April 2021, the performance condition was achieved in connection with the IPO, but neither market condition has yet been satisfied. The Company estimated the fair value of the Performance Award at each reporting period using the Monte Carlo simulation (Note 3), which is recognized as compensation cost over the derived service period. During the three and nine months ended September 30, 2021, the Company recorded a credit of $0.1 million and expense of $0.3 million, respectively, within general and administrative expenses related to the Performance Award.

In September 2021, the Company entered into a transition and separation agreement with an employee and accelerated unvested options as part of the agreement. The Company accounted for the modification as an improbable-to-probable modification under ASC 718 and recorded stock-based compensation of $0.3 million for the three and nine months ended September 30, 2021.

8. License Agreement

In December 2017, the Company entered into a License Agreement with vTv Therapeutics LLC (vTv Therapeutics) (the vTv License Agreement), under which the Company obtained an exclusive, worldwide, sublicensable license under certain vTv Therapeutics intellectual property to develop, manufacture and commercialize PPARδ agonists and products containing such PPARδ agonists, including REN001, for any therapeutic, prophylactic or diagnostic application in humans. Under the terms of the vTv License Agreement, the Company paid vTv Therapeutics an initial upfront license fee payment of $3.0 million and issued to vTv Therapeutics 309,576 shares of its common stock. The vTv License Agreement was accounted for as an asset acquisition and the upfront cash payment of $3.0 million and the fair value of common stock of $0.7 million issued to vTv Therapeutics was recorded in research and development expenses, as there was no alternative use for the asset.

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

The Company accrues for the contingent payments under the vTv License Agreement when the amounts are probable or when the contingency is resolved and amounts are due and payable. For the three and nine months ended September 30, 2021 and 2020, the Company recorded $2.0 million and $0, respectively, in research and development expenses in connection with the vTv License Agreement. In July 2021, a milestone under the vTv License Agreement was achieved, and the Company made a payment of $2.0 million to vTv Therapeutics.

9. Commitments and Contingencies

Operating Leases

United States

In June 2018, the Company leased certain office space in San Diego, California under a non-cancelable operating lease with terms through July 2023, with an option to extend the terms for the entire premises for a period of five years.

In June 2021, the Company leased 5,137 square feet of office space for its U.S. headquarters in Irvine, California under a non-cancelable operating lease with terms through November 2026. The lease provides for a 3% annual rent increase, five months of abated rent and a tenant improvement allowance of $6.50 per square foot. The total minimum lease payment over the life of the lease is $1.6 million.

The rent expense in the United States for the three months ended September 30, 2021 and 2020 totaled $117,000 and $46,000, respectively, and for the nine months ended September 30, 2021 and 2020 totaled $233,000 and $138,000, respectively.

United Kingdom

In December 2018, the Company leased certain office space for its UK subsidiary under a non-cancelable operating lease with lease terms through November 2021 and expects to execute a one year lease extension. The rent expense in the UK for the three months ended September 30, 2021 and 2020 totaled $6,000 and $7,000, respectively, and for the nine months ended September 30, 2021 and 2020 totaled $20,000 and $19,000, respectively.

Legal Proceedings

The Company is currently not a party to any legal proceedings, nor is the Company aware of any threatened or pending litigation. However, from time-to-time in the future, the Company could be involved in disputes, including litigation, relating to claims arising out of operations in the normal course of business, which may have a material adverse effect on the Company’s consolidated results of operations or financial position.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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

We are also conducting two exploratory, open-label Phase 1b clinical trials of REN001 in patients with LC-FAOD and with McArdle disease. We completed enrollment of the McArdle study in July 2021, and expect to announce results in the first quarter of 2022. We completed enrollment of the LC-FAOD study in November 2021 and we expect to announce results from this study in the second quarter of 2022.

We are also enrolling an observational, non-interventional study of REN001 in patients with LC-FAOD to better understand the natural history and disease characteristics of these patients through exercise tests and symptom questionnaires (FORWARD study). The FORWARD study will also include work for validation of a new Reneo-developed patient questionnaire focused on muscle symptoms in LC-FAOD, which we plan to use in future trials. We expect to complete enrollment in this study by year-end 2021, and announce results in the second quarter of 2022.

Since our inception in 2014, our operations have focused on raising capital, establishing and protecting our intellectual property portfolio, organizing and staffing our company, business planning, and conducting preclinical and clinical development of and manufacturing development for REN001. We do not have any product candidates approved for sale, have not generated any revenue from product sales, and do not expect to generate revenues from the commercial sale of our product candidate for at least several years, if ever. Since inception, we have incurred significant operating losses. Our net losses were $29.2 million and $19.5 million for the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $74.1 million, and cash, cash equivalents and short-term investments of $157.7 million. We have funded our operations primarily through the issuance and sale of equity securities. From our inception through September 30, 2021, we have raised an aggregate of $230.6 million in net proceeds primarily through equity financings, including the net proceeds from our initial public offering (IPO).

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

Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities. As a result, we will need to raise additional capital. Until such time as we can generate significant revenue from sales of our product candidate, if ever, we expect to finance our operations through public or private equity offerings or debt financings, credit or loan facilities, collaborations, strategic alliances, licensing arrangements or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Based upon our current operating plan, we believe that our cash, cash equivalents, and short-term investments as of September 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements through our planned near-term clinical milestones.

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

COVID-19

The COVID-19 pandemic continues to evolve, and we will continue to monitor the COVID-19 situation closely. The extent of the impact of COVID-19 on our business, operations and clinical development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the pandemic, including new variants of the virus, and its impact on our clinical trial enrollment, trial sites, contract research organizations, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. For example, our Phase 1b clinical trial of REN001 in PMM patients was closed early as a result of COVID-19, and we may face future clinical trial disruptions. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. As a result of COVID-19, we have taken precautionary measures in order to minimize the risk of the virus to our employees and the communities in which we operate. While we have experienced impacts to our clinical development activities as a result of COVID-19 as set forth in this Quarterly Report on Form 10-Q, there has been a minimal disruption to date in our ability to ensure the effective operation of our business. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which the COVID-19 pandemic may affect our business, operations and clinical development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain.

License Agreement

In December 2017, we entered into a License Agreement with vTv Therapeutics (the vTv License Agreement), under which we obtained an exclusive, worldwide, sublicensable license under certain vTv Therapeutics intellectual property to develop, manufacture and commercialize PPARδ agonists and products containing such PPARδ agonists, including REN001, for any therapeutic, prophylactic or diagnostic application in humans. Under the terms of the vTv License

Agreement, we paid vTv Therapeutics an initial upfront license fee payment of $3.0 million and issued to vTv Therapeutics shares of our common stock subject to antidilution provisions under the agreement. Upon the achievement of certain pre-specified development and regulatory milestones, we are also required to pay vTv Therapeutics up to an aggregate of $64.5 million. We are also required to pay vTv Therapeutics up to $30.0 million in total sales-based milestones upon achievement of certain sales thresholds of the licensed product. In addition, we are obligated to pay vTv Therapeutics tiered royalty payments at mid-single digit to low teen percentage royalty rates, based on tiers of annual net sales of licensed products, subject to certain customary reductions. In July 2021, a milestone under the vTv License Agreement was achieved, and we made a payment of $2.0 million to vTv Therapeutics.

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

Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. Costs for certain activities, such as manufacturing and preclinical studies and clinical trials, are generally recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and collaborators. We expense amounts paid to acquire licenses associated with products under development when the ultimate recoverability of the amounts paid is uncertain and the technology has no alternative future use when acquired. The following table summarizes our research and development expenses for the three and nine months ended September 30, 2021 and 2020:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Nonclinical	$696	$821	$2,024	$3,246
Contract manufacturing cost	2,570	772	5,035	3,137
Clinical and regulatory	3,686	2,313	10,796	5,318
Research and development-other	2,366	525	3,214	(875)
Total	$9,318	$4,431	$21,069	$10,826

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

We may never succeed in achieving regulatory approval for our product candidate. As a result of the uncertainties discussed above, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of and obtain regulatory approval for our product candidate. Our research and development costs may vary significantly based on factors such as:

●	the scope, rate of progress, expense and results of clinical trials and preclinical studies;
●	per patient trial costs;
●	the number of trials required for approval;
●	the number of sites included in the trials;
●	the countries in which the trials are conducted;
●	the number of patients that participate in the trials;
●	uncertainties in patient enrollment or drop out or discontinuation rates, particularly in light of the evolving COVID-19 pandemic environment;
●	potential additional safety monitoring requested by regulatory agencies;
●	the duration of patient participation in the trials and follow-up;
●	the safety and efficacy of our product candidate;
●	the cost and timing of manufacturing our product candidates; and
●	the extent to which we establish strategic collaborations or other arrangements.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
	2021	2020	CHANGE	2021	2020	CHANGE

Operating expenses:
Research and development	$9,318	$4,431	$4,887	$21,069	$10,826	$10,243
General and administrative	3,434	668	2,766	8,125	2,475	5,650
Total operating expenses	12,752	5,099	7,653	29,194	13,301	15,893
Loss from operations	(12,752)	(5,099)	(7,653)	(29,194)	(13,301)	(15,893)
Other income	17	5	12	31	89	(58)
Net loss	$(12,735)	$(5,094)	$(7,641)	$(29,163)	$(13,212)	$(15,951)

Operating Expenses

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2021 were $9.3 million, compared to $4.4 million for the three months ended September 30, 2020. This increase of $4.9 million was primarily due to an increase of $2.1 million related to clinical trial and manufacturing costs associated with the launch of our STRIDE and FORWARD studies as well as the restart of our Phase 1b clinical trials of LC-FAOD and McArdle disease. In addition, there was a $2.0 million increase in licensing costs and a $0.7 million increase in employee and personnel related costs due to additional headcount required to support our clinical and CMC programs.

Research and development expenses for the nine months ended September 30, 2021 were $21.1 million, compared to $10.8 million for the nine months ended September 30, 2020. This increase of $10.3 million was primarily due to an increase of $4.6 million related to clinical trial and manufacturing costs associated with the launch of our STRIDE and FORWARD studies as well as the restart of our Phase 1b clinical trials of LC-FAOD and McArdle disease, $1.6 million in employee and personnel related costs due to additional headcount required to support our clinical and CMC programs and a $2.0 million increase in licensing expense. In addition, there was a $1.5 million tax rebate received in cash by the United Kingdom (UK) government during the nine months ended September 30, 2020. For the nine months ended September 30, 2021, we received a nominal amount of a tax rebate from the UK government.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2021 were $3.4 million, compared to $0.7 million during the three months ended September 30, 2020. This increase of $2.7 million was primarily attributable to an increase of $1.8 million in employee and personnel related expenses, consisting of $1.0 million of stock-based compensation and $0.8 million of employee compensation as a result of increased headcount, an increase of $0.4 million of directors and officers insurance premiums following our IPO and an increase of $0.6 million for outside professional services.

General and administrative expenses for the nine months ended September 30, 2021 were $8.1 million, compared to $2.5 million during the nine months ended September 30, 2020. This increase of $5.6 million was primarily attributable to an increase of $3.8 million in employee and personnel related expenses, consisting of $2.0 million of stock-based compensation and $1.8 million of employment compensation as a result of increased headcount, an increase of $0.7 million of directors and officers insurance premiums following our IPO, a $0.7 million increase in outside professional services and a net increase of $0.5 million of various other expense items.

Other Income

Other income for the three months ended September 30, 2021 and 2020 was $17,000 and $5,000, respectively, and represents interest and dividends on cash balances. While cash balances increased, the earnings rate substantially decreased which is consistent with the decline in the federal funds rate.

Other income for the nine months ended September 30, 2021 was $31,000 compared to $88,000 during the nine months ended September 30, 2020. This decrease of $57,000 was primarily attributable to lower interest income earned on deposits in money market accounts indexed to the federal funds rates, which declined significantly during the nine months ended September 30, 2021.

Liquidity and Capital Resources

Overview

To date, we have incurred operating losses and negative cash flows from operations. As of September 30, 2021, we had an accumulated deficit of $74.1 million.

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

Since inception, we have raised net cash proceeds of approximately $230.6 million primarily through equity financings, including the net proceeds from our IPO. As of September 30, 2021, we had cash, cash equivalents and short-term investments of $157.7 million. We expect our cash, cash equivalents and short-term investments as of September 30, 2021 will be sufficient to fund our operations through our planned near-term clinical milestones.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020:

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2021	2020

	(in thousands)
Net cash used in operating activities	$(27,962)	$(13,125)
Net cash (used in) provided by investing activities	(31,529)	7,392
Net cash provided by financing activities	132,287	77
Net increase (decrease) in cash and cash equivalents	$72,796	$(5,656)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $28.0 million, consisting primarily of our net loss of $29.2 million and a $1.7 million net decrease in operating assets and liabilities, partially offset by $2.9 million in non-cash charges primarily consisting of stock-based compensation expense.

Net cash used in operating activities for the nine months ended September 30, 2020 was $13.1 million, consisting primarily of our net loss of $13.2 million and a $0.2 million net increase in operating assets and liabilities, partially offset by $0.3 million of stock-based compensation expense.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $31.5 million consisting primarily of the purchase of available-for-sale short-term investments.

Net cash provided by investing activities for the nine months ended September 30, 2020 was $7.4 million, consisting primarily of maturities of available-for-sale short-term investments.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $132.3 million, consisting primarily of $93.8 million of gross proceeds, net of issuance costs of $9.2 million paid during the nine months ended September 30, 2021, raised from our IPO, as well as $47.2 million of proceeds from the issuance of shares of Series B convertible preferred stock, and $0.4 million of proceeds from the exercise of stock options.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $75,000, consisting of proceeds from the exercise of stock options.

Funding Requirements

To date, we have not generated any revenue from product sales. We do not expect to generate revenue from product sales unless and until we obtain regulatory approval and commercialize REN001 or any future product candidates, and we do not know when that will occur, if ever. We will continue to require additional capital to develop REN001 and fund operations for the foreseeable future. Our primary uses of cash are to fund our operations, which consist primarily of research and development expenses related to our clinical development programs, and to a lesser extent, general and administrative expenses. We expect our expenses to continue to increase in connection with our ongoing activities as we continue to advance REN001 through clinical development and regulatory approval. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

In December 2020 and March 2021, we raised total gross proceeds of $94.8 million from the sale of Series B convertible preferred stock. In April 2021, we raised net proceeds of approximately $84.6 million in connection with our IPO. As of September 30, 2021, we had $157.7 million in cash, cash equivalents and short-term investments. We believe, based upon our current operating plan, that our cash, cash equivalents and short-term investments as of September 30, 2021 will be sufficient to fund our operations through our planned near-term clinical milestones.

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

Contractual Obligations & Commitments

During the nine months ended September 30, 2021, there were no material changes to our contractual obligations as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Prospectus, except the following:

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Prospectus and the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended September 30, 2021, there were no material changes to our critical accounting policies from those discussed in the Prospectus.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2021, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant net losses since our inception. If REN001 is not successfully developed and approved in the United States or Europe, we may never generate any revenue. For the nine months ended September 30, 2021 and the year ended December 31, 2020, we reported a net loss of $29.2 million and $19.5 million, respectively. As of September 30, 2021, we had an accumulated deficit of $74.1 million.

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

As of September 30, 2021, we had cash, cash equivalents and short-term investments of $157.7 million. We believe, based on our current operating plan, that our cash, cash equivalents and short-term investments as of September 30, 2021 will be sufficient to fund our operations through our planned near-term clinical milestones. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future capital requirements will depend on many factors, including:

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

Our clinical trials may fail to adequately demonstrate the safety and efficacy of REN001, which could prevent or delay regulatory approval and commercialization.*

Before obtaining regulatory approvals for the commercial sale of a product candidate, we must demonstrate through lengthy, complex, and expensive preclinical testing and clinical trials that a product candidate is both safe and effective for use in each target indication. Clinical trials often fail to demonstrate safety and efficacy of the product candidate studied for the target indication. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization. Further, we have used patient reported outcomes in our clinical trials, including our Phase 1b clinical trial of REN001 of PMM, such as the Modified Fatigue Impact Scale, the Brief Pain Inventory assessment, and a 36-item short form survey (SF-36) that assesses the general health of patients. Such patient reported outcomes are based on subjective patient feedback and can be inherently difficult to evaluate. Such patient reported outcomes can be influenced by factors outside of our control and can vary widely from day to day for a particular patient, and from patient-to-patient and site-to-site within a clinical trial. It is possible that the FDA will not accept such patient reported outcomes, and any such non-acceptance may require changes to existing trial protocols or the conduct of additional clinical trials. Moreover, our Phase 2b clinical trial of REN001 in patients with PMM and our Phase 1b clinical trial in patients with LC-FAOD utilize a 12MWT as an assessment of functionality in patients with genetic mitochondrial diseases who commonly lack endurance rather than the more commonly used six minute walk test (6MWT). Although we believe the 12MWT is the appropriate assessment tool, we cannot guarantee you that the FDA or other regulators will not require clinical results from a 6MWT for approval. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of REN001 in other indications.

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

REN001 and any future product candidates could fail to receive regulatory approval for many reasons, including the following:

●	serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by people using drugs similar to REN001 and any future product candidates;
●	the population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
●	the FDA or comparable foreign regulatory authorities may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care is potentially different from that of the United States;
●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for any of its proposed indications;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
●	the data collected from clinical trials of REN001, and any future product candidates may not be sufficient to satisfy the FDA or comparable foreign regulatory authorities to support the submission of an NDA or other comparable submissions in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;
●	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Our clinical trials have been, and may in the future be, affected by the COVID-19 pandemic. For example, as a result of the COVID-19 pandemic, our Phase 1b clinical trial of REN001 in PMM patients was closed early and we temporarily paused enrollment in our Phase 1b clinical trials of LC-FAOD and McArdle disease. Enrollment in both studies were restarted and are now completed. Additionally, the COVID-19 pandemic may impact patient enrollment in all of our ongoing clinical trials. In particular, some sites may pause enrollment to focus on, and direct resources to, COVID-19, while at other sites, patients may choose not to enroll or continue participating in the clinical trial as a result of the pandemic. In addition, patient visits to our clinical trial sites in the United States, the UK and Spain at some point in the past or currently have slowed as a result of the COVID-19 pandemic. Further, according to the Centers for Disease Control and Prevention and the National Health Service in the UK, people who have serious chronic medical conditions, including those such as genetic mitochondrial diseases, are at higher risk of getting very sick from COVID-19. As a result, current or potential patients in our ongoing and planned clinical trials may choose to not enroll, not participate in follow-up clinical visits, or drop out of the trial as a precaution against contracting COVID-19. Further, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services.

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

Obtaining and maintaining regulatory approval for a product candidate in one jurisdiction does not mean that we will be successful in obtaining regulatory approval for that product candidate in other jurisdictions.*

Obtaining and maintaining regulatory approval for a product candidate in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for REN001 is also subject to approval.

We expect to submit a Marketing Authorization Application (MAA) to the EMA for approval of REN001 in the European Union (EU) for the treatment of PMM and other clinical indications if data support registration. As with the FDA, obtaining an MAA, issued by the European Commission, based on the opinion of the EMA’s Committee for Medicinal Products for Human Use, is a similarly lengthy and expensive process. Regulatory authorities in jurisdictions outside of the United States and the EU also have requirements for approval for product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of REN001 in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of REN001 will be harmed, which would adversely affect our business, prospects, financial condition, and results of operations.

We currently have no marketing and sales organization. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell REN001 and any future product candidates, we may not be able to generate product revenues.*

We currently do not have a commercial organization for the marketing, sales, and distribution of pharmaceutical products. To commercialize REN001 and any future product candidates, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We intend to build a highly specialized commercial organization to support the commercialization of REN001, if approved, in the United States and the EU.

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

If we receive regulatory approval for REN001 and any future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with any product.*

Any regulatory approvals that we receive may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including post-market studies or clinical trials, and surveillance to monitor safety and effectiveness. The FDA may also require us to adopt a REMS to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to health care practitioners, patient education, extensive patient monitoring, or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. We or our collaborators may also be required to adopt a REMS or engage in similar actions, such as patient education, certification of health care professionals, or specific monitoring, if we or others later identify undesirable side effects caused by any product that we develop alone or with collaborators.

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval for REN001 and any future product candidates. For instance, the EU has adopted Regulation (EU) No 536/2014 (Clinical Trial Regulation (CTR)) in April 2014, which is expected to come into application on January 31, 2022. The CTR will be directly applicable in all the EU member states, repealing the current Clinical Trials Directive. Conduct of all clinical trials performed in the EU will continue to be bound by currently applicable provisions until the new CTR becomes applicable. The extent to which ongoing clinical trials will be governed by the CTR will depend on when the CTR becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the CTR becomes applicable the CTR will at that time begin to apply to the clinical trial. The CTR harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which will notably contain a centralized EU portal and database. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition, and results of operations.

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

Coverage and reimbursement may be limited or unavailable in certain market segments for REN001 and any future product candidates, which could make it difficult for us to sell REN001 and any future product candidates profitably.

*

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

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our products. We may not be able to provide data sufficient to obtain coverage and adequate reimbursement. Assuming we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use REN001 or any future product candidate unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost. Additionally, the reimbursement rates and coverage amounts may be affected by the approved label for REN001 or any future product candidate. If coverage and reimbursement of our future products are unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

In addition, the market for REN001 and any future product candidates will depend significantly on access to third-party payors’ drug formularies or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access through formulary controls or otherwise to a branded drug when a less costly generic equivalent or another alternative is available.

In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of REN001 and any future product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. Coverage policies and third-party payor reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.

We intend to seek approval to market REN001 in the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for REN001, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of prescription pharmaceuticals and biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval for a drug candidate and in some countries, products cannot be marketed until after such a price has been agreed. In addition, market acceptance and sales of a product will depend significantly on the availability of coverage and adequate reimbursement from third-party payors for a product and may be affected by existing and future health care reform measures.

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

There have been judicial, executive and Congressional challenges to certain aspects of the Affordable Care Act. By way of example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017 (the Tax Act), included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2021. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, Congress is considering additional health reform measures as part of the budget reconciliation process.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries, presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products.

At the federal level, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to drug pricing in an effort to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden Administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the Most Favored Nation Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles.

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

There are no approved therapies indicated for the treatment of PMM in any country. Physicians attempt to treat symptoms in patients with drugs or vitamins and supplements. For example, anti-convulsant drugs are used to prevent or control seizures. Astellas is also developing a PPARδ agonist for PMM and has announced that it has initiated a Phase 2/3 trial in April 2021. Other companies are developing therapies for mitochondrial diseases, including Abliva AB, Cyclerion Therapeutics, Inc., Epirium Bio, Khondrion B.V. and Stealth Bio Therapeutics Corp.

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

Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA or the European Commission from approving another marketing application for the same drug for the same indication for that time period. Another drug may receive marketing approval prior to REN001. The applicable period is seven years in the United States and ten years in the EU, which may be extended by six months and two years, respectively, in the case of product candidates that have complied with the respective regulatory agency’s agreed upon pediatric investigation plan. The exclusivity period in the EU can be reduced to six years if, at the end of the fifth year, it is established that a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA and the European Commission can subsequently approve another drug containing a similar active substance or substances, and which is intended to treat the same condition before the expiration of the seven-year (or ten-year in the EU) exclusivity period if the FDA or European Commission concludes that the later drug is safer, more effective or otherwise clinically superior. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to orphan exclusivity. Even though the FDA has granted orphan drug designation to REN001 for the treatment of PMM and LC-FAOD in the United States and long chain acyl-CoA dehydrogenase (LCHAD) and mitochondrial encephalomyopathy, lactic acidosis, and neurological stroke-like episodes (MELAS) in the EU, if we receive approval for REN001 for a modified or different indication, our current orphan designations may not provide us with exclusivity.

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

We conduct our operations in Irvine and San Diego, California, and Sandwich, United Kingdom. These regions serve as the headquarters to many other biotechnology and pharmaceutical companies and academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. The withdrawal of the UK from the EU may also negatively affect our ability to attract and retain employees, particularly those from the EU.

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

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of September 30, 2021, we had 34 employees, 13 of whom are full-time. As our development and commercialization plans and strategies develop, we expect to need additional development, managerial, operational, financial, sales, marketing, and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We are subject to stringent and changing privacy laws, regulations and standards as well as policies, contracts and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to government enforcement actions (which could include civil or criminal penalties), a delay in disruption of, or termination of our clinical trials or commercialization of our products, private litigation, adverse publicity, reputational damage, and/or other adverse impacts on our operating results and business.*

The legislative and regulatory framework relating to the collection, use, retention, safeguarding, disclosure, sharing, transfer, security and other processing of sensitive or proprietary information or personal data (collectively, Sensitive Data) worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data privacy and security frameworks with which we must comply. Accordingly, we and our partners are or may become subject to federal, state, and foreign data privacy and security laws, regulations and industry standards as well as policies, contracts and other obligations that apply to the processing of Sensitive Data both by us and on our behalf (Data Protection Requirements).

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

Further, the California Privacy Rights Act (CPRA) was recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In addition, similar laws have been passed, including in Virginia, the Consumer Data Protection Act (CDPA), which goes into effect on January 1, 2023 and the Colorado Privacy Act (CPA), which goes into effect on July 1, 2023. The CCPA, CPRA, CDPA, CPA, and other similar laws pending in several states may impact our business activities and exemplify the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

Foreign data protection laws, including the GDPR, which became effective on May 25, 2018, may also apply to certain of our processing of health-related and other personal data. The GDPR applies to processing operations carried out in the context of the activities of an establishment in the European Economic Area (EEA) and any processing relating to the offering of goods or services to individuals in the EEA and/or the monitoring of their behavior in the EEA. Also, the so-called UK GDPR continues to apply in substantially equivalent form to processing operations carried out in the context of the activities of an establishment in the UK and any processing relating to the offering of goods or services to individuals in the UK and/or monitoring of their behavior in the UK—so, when we refer to the GDPR in this section, we are also making reference to the UK GDPR in the context of the UK, unless the context requires otherwise.

The GDPR also provides that EEA Member States may make their own further laws and regulations to introduce specific requirements related to the processing of “special categories of personal data”, including personal data related to health, biometric data used for unique identification purposes and genetic information as well as personal data related to criminal offences or convictions. The UK Data Protection Act of 2018 complements the UK GDPR in this regard. This may lead to greater divergence on the law that applies to the processing of such types of personal data across the EEA and/or UK, compliance with which, as and where applicable, may increase our costs and could increase our overall compliance risk. Such country-specific regulations could also limit our ability to collect, use and share data in the context of our EEA and/or UK operations, and/or could cause our compliance costs to increase, ultimately having an adverse impact on our business and harming our business and financial condition.

The GDPR imposes stringent requirements for controllers and processors of personal data, including health data from clinical trials and patient health data processed for clinical purposes. For example, the GDPR imposes several requirements relating to ensuring there is a lawful basis for processing personal data, extends the rights of individuals to whom personal data relates, materially expands the definition of what is expressly noted to constitute personal data (including expanding the relevant definition to capture expressly the ‘pseudonymized’ or key-coded data that is commonly processed in a clinical trial-related context), requires additional disclosures about how personal data is to be used, imposes limitations on retention of personal data, imposes strict rules on the transfer of personal data out of Europe to third countries, requires organizations to appoint data protection officers and/or UK and/or EU representatives in certain circumstances, introduces obligations to carry out data protection impact assessments in certain circumstances, formalizes a heightened standard of data subject consent, creates mandatory data breach notification requirements in certain circumstances, and establishes onerous new obligations on service providers who process personal data simply on behalf of others.

As noted in the foregoing, a particular issue presented by certain European data protection laws, including the GDPR, is that they generally restrict transfers of personal data from Europe, including the EEA, UK and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards that allowed U.S. companies to import personal data from Europe had been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, in July 2020, the Court of Justice of the EU (CJEU) invalidated the EU-U.S. Privacy Shield, in a case known as “Schrems II.” Following this decision, the UK government and the Swiss government announced that the Privacy Shield does not provide adequate safeguards for the purposes of personal data transfers from Switzerland to the United States. The Schrems II decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal data transfers from Europe to the United States or other third countries that are not the subject of an adequacy decision of the European Commission. While the CJEU upheld the adequacy of the Standard Contractual Clauses in principle, it made clear that reliance on the Standard Contractual Clauses alone may not necessarily be sufficient in all circumstances. Despite updated forms of the Standard Contracutal Clauses having been issued by the European Commission following Schrems II, use of the Standard Contractual Clauses must be assessed on a case-by-case basis. In the context of any given transfer, where the legal regime applicable in the destination country may or does conflict with the intended operation of the Standard Contractual Clauses and/or applicable European data protection laws, the decision in Schrems II, subsequent guidance from the European Data Protection Board (EDPB), and those updated Standard Contracutal Clauses, would require the parties to that transfer to implement supplementary technical, organizational and/or contractual measures in order to rely on the Standard Contractual Clauses as a compliant ‘transfer mechanism.’ However, the EDPB draft guidance appears to conclude that no combination of supplementary measures could be sufficient to allow effective reliance on the Standard Contractual Clauses in the context of transfers of personal data ‘in the clear’ to recipients in countries where the power granted to public authorities to access the transferred personal data goes beyond that which is ‘necessary and proportionate in a democratic society’ – which may, following the CJEU’s conclusions in Schrems II on relevant powers of United States public authorities and commentary in that draft EDPB guidance, include the United States in certain circumstances. At present, there are few, if any, viable alternatives to the Standard Contractual Clauses.

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

Additionally, Brexit took effect in January 2020, which will continue to lead to further legislative and regulatory changes. While the Data Protection Act of 2018, that “implements” and complements the GDPR achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful in the long term under GDPR. With the expiry of the transition period on December 31, 2020, companies will have to comply with the GDPR and the GDPR as incorporated into United Kingdom national law, which has the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the UK ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the UK. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how the Data Protection Act, the UK GDPR, and other UK data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the UK will be regulated.

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

Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but, in the case of tax years beginning after 2020, may only be used to offset 80% of our taxable income annually. Our NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a rolling three-year period in excess of 50 percentage points (by value), as defined under Section 382 of the Internal Revenue Code of 1986, as amended. Our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes. Similar rules may apply under state tax laws. Such limitations could result in the expiration of our carryforwards before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased taxable income or tax liability. We may have experienced ownership changes in the past and may experience ownership changes as a result of future offerings and/or subsequent changes in our stock ownership (some of which are outside our control). In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state NOLs and certain tax credits to offset California taxable income and California tax, respectively, in tax years beginning after 2019 and before 2023.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material and adverse effect on our business, cash flow, financial condition or results of operations.*

The Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the IRS and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the Tax Act. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings and the deductibility of expenses under the Tax Act or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years and could increase our future U.S. tax expense. For example, proposals have recently been made in Congress to make various changes to the federal corporate income tax rules, although they have not yet been enacted. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, or any newly enacted federal tax legislation.

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

Risks Related to Our Intellectual Property

Our success depends on our ability to obtain and maintain sufficient intellectual property protection for REN001, any future product candidates, and other proprietary technologies.*

Our commercial success will depend in part on our ability to obtain and maintain a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to REN001, any future product candidates, and other proprietary technologies we develop. If we are unable to obtain or maintain patent protection with respect to REN001, any future product candidates, and other proprietary technologies we may develop, our business, financial condition, results of operations, and prospects could be materially harmed.

We generally seek to protect our products and product candidates and related inventions and improvements that we consider important to our business. We own a portfolio of U.S and non-U.S. patent applications for REN001 and have licensed rights to a number of U.S. and non-U.S. patents and patent applications for REN001. Some of our owned and licensed patents and patent applications cover or relate to REN001, including composition of matter, uses to treat particular conditions and methods of manufacturing.

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

If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection and/or other market exclusivity, our ability to prevent our competitors from commercializing similar or identical product candidates may be adversely affected.*

The patent position of biotechnology and pharmaceutical companies is highly uncertain and involves complex legal, scientific, and factual questions and has been the subject of frequent litigation in recent years. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our patent applications may not result in patents being issued which protect REN001, any future product candidates, and other proprietary technologies we may develop or which effectively prevent others from commercializing competitive technologies and products. Further, no consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the United States and in many jurisdictions outside of the United States. Changes in either the patent laws or interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be enforced in the patents that may be issued from the applications we currently or may in the future own or license from third parties. Further, if any patents we obtain or license are deemed invalid and unenforceable, our ability to commercialize or license our technology could be adversely affected.

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

Intellectual property rights are uncertain and do not necessarily address all potential threats to our competitive advantage.*

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

Composition of matter patents for pharmaceutical product candidates, in particular patents with claims covering the molecular structure of the active pharmaceutical ingredient, often provide the strongest form of intellectual property protection for those types of products, as such patents provide protection without regard to any variations in formulation, method of use, or manufacturing process of the product. While we have an exclusive license to compositions of matter patents covering the molecular structure of REN001, those patents will likely expire, absent patent term adjustment or extension, before the expiration of any regulatory exclusivity period that we may receive for REN001. We also own pending patent applications directed to polymorphs of REN001. We cannot be certain that the claims in our pending patent applications directed to the polymorph of REN001 will be considered patentable by the USPTO or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute. Method of synthesis patents protect the method used to manufacture a product. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product so long as it is made in a different way.

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

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly on obtaining and enforcing patents. Obtaining and enforcing patents in the pharmaceutical industry involves a high degree of technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. Therefore, our patent rights may be affected by developments or uncertainty in U.S. or foreign patent statutes, patent case law, USPTO rules and regulations or the rules and regulations of foreign patent offices. In addition, the United States may, at any time, enact changes to U.S. patent law and regulations, including by legislation, by regulatory rulemaking, or by judicial precedent, that adversely affect the scope of patent protection available and weaken the rights of patent owners to obtain patents, enforce patent infringement and obtain injunctions and/or damages. For example, over the past several years the Court of Appeals for the Federal Circuit and the Supreme Court issued various opinions, and the USPTO modified its guidance for practitioners on multiple occasions, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Other countries may likewise enact changes to their patent laws in ways that adversely diminish the scope of patent protection and weaken the rights of patent owners to obtain patents, enforce patent infringement, and obtain injunctions and/or damages. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents, and whether Congress or other foreign legislative bodies may pass patent reform legislation that is unfavorable to us.

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

We are an emerging growth company and a smaller reporting company, and the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.*

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). For as long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various public company reporting requirements, including being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Quarterly Report on Form 10-Q, not being required to have our internal control over financial reporting audited by our independent registered public accounting firm under Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until December 31, 2026 or until we are no longer an emerging growth company, whichever is earlier. We will cease to be an emerging growth company prior to the end of such five-year period if certain earlier events occur, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2021, there were 24,407,722 shares of our common stock outstanding.

In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Further, the holders of 16,819,282 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Our internal computer systems, or those used by our third-party collaborators or other contractors or consultants, may fail or suffer security breaches.*

Despite the implementation of security and back-up measures, our internal computer, server, and other information technology systems as well as those of our third-party collaborators, consultants, contractors, suppliers, and service providers, may be vulnerable to damage from physical or electronic break-ins, computer viruses, actions or inactions by employees or contractors, malware, ransomware, supply chain attacks, natural disasters, terrorism, war, telecommunication and electrical failure, denial of service, and other cyberattacks or disruptive incidents that could result in unauthorized access to, use or disclosure of, corruption of, or loss of sensitive, and/or proprietary data, including personal information, including health-related information, and could subject us to significant liabilities and regulatory and enforcement actions, and contractual violations, or reputational damage. For example, the loss of clinical trial data from completed or ongoing clinical trials could result in delays in, or cancellations of any regulatory approval or clearance efforts and significantly increase our costs to recover or reproduce the data, and subsequently commercialize the product. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy.

Our and our third-party partners’ systems, along with those of our service providers may be vulnerable to computer viruses and other malicious software, physical or electronic break-ins, or weakness resulting from intentional or unintentional actions by us, our third-party partners or our service providers, as well as similar disruptions that could make all or portions of our platform unavailable for periods of time. If we or our third-party collaborators, consultants, contractors, suppliers, or service providers were to suffer an attack or breach, for example, that resulted in the unauthorized access to or use or disclosure of personal or health information, we may have to notify consumers, partners, collaborators, government authorities, and the media, and may be subject to investigations, civil penalties, administrative and enforcement actions, and litigation, any of which could harm our business and reputation. Likewise, we rely on third parties to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. The COVID-19 pandemic has generally increased the potential risk of cybersecurity intrusions. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the recent COVID-19 pandemic to their advantage.

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

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents. Through September 30, 2021, we have not used any of the net proceeds from our IPO. We are investing these funds in a combination of short-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. We expect to use the net proceeds from our IPO as described under “Use of Proceeds” in the Prospectus. We cannot predict with certainty all of the particular uses for the net proceeds from our IPO, or the amounts that we will actually spend on the uses described under “Use of Proceeds” in the Prospectus. The amounts and timing of our actual use of the net proceeds will vary depending on numerous factors, including our ability to access additional financing and the relative success and cost of our research, preclinical and clinical development programs. As a result, our management will have broad discretion in the application of the net proceeds, and investors will be relying on our judgment regarding the application of the net proceeds from our IPO.

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

10.1†	Employment Agreement by and between the Registrant and Ashley F. Hall, J.D., dated October 11, 2021.

10.2†	Reneo Pharmaceuticals, Inc. Severance Benefit Plan, as amended, and form of Participation Agreement thereunder.

10.3†	Reneo Pharmaceuticals, Inc. UK Sharesave Sub-Plan to the Reneo Pharmaceuticals, Inc. 2021 Employee Stock Purchase Plan.

10.4†	Forms of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise for Inducement Grant Outside of the Reneo Pharmaceuticals, Inc. 2021 Equity Incentive Plan.

10.5†	Forms of RSU Award Grant Notice and Award Agreement (RSU Award) for Inducement Grant Outside of the Reneo Pharmaceuticals, Inc. 2021 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended

† Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2021

RENEO PHARMACEUTICALS, INC.

By:	/s/ Gregory J. Flesher
Name:	Gregory J. Flesher
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Vineet R. Jindal
Name:	Vineet R. Jindal
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)