Form 10-K
period 2021-12-31
Reneo Pharmaceuticals, Inc.
filed 2022-03-23
CIK 1637715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From         To

Commission file number: 001-40315

RENEO PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-2309515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
18575 Jamboree Road, Suite 275-S, Irvine CA	92612
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (619) 733-3852

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	Trading Symbol(s)	on which registered
Common Stock, $0.001 Par Value per Share	RPHM	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically; every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the closing price of $9.33 as reported on the Nasdaq Global Market, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $93,281,340. Shares of the registrant’s common stock held by each executive officer and director and by each stockholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant's common stock as of March 17, 2022 was 24,458,550 shares.

Documents Incorporated by Reference

Part III of this Annual Report on Form 10-K (the Annual Report) incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2022 annual meeting of stockholders (the Proxy Statement), which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2021. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement is not deemed to be filed as part of this Annual Report.

Auditor Firm Id:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	San Diego, California, United States

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the Annual Report) may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A, “Risk Factors” in this Annual Report. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. Such statements may include, but are not limited to, statements concerning the following:

●	our ability to obtain and maintain regulatory approval for REN001 or any of our future product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

●	the commercialization of REN001, if approved;

●	our ability to develop and maintain sales and marketing capabilities, whether alone or with potential future collaborators;

●	our plans to research, develop and commercialize REN001, including the timing of our ongoing clinical trials of REN001;

●	our expectations regarding the size of target patient populations for REN001, if approved for commercial use, and any additional product candidates we may develop;

●	the size and growth potential of the markets for REN001, and our ability to serve those markets;

●	the rate and degree of market acceptance of REN001, as well as third-party payor coverage and reimbursement for REN001;

●	our ability to attract collaborators with development, regulatory and commercialization expertise;

●	our expectations regarding our ability to obtain, maintain, enforce and defend our intellectual property protection for our product candidates;

●	regulatory and legal developments in the United States and foreign countries;

●	the performance of our third-party suppliers and manufacturers;

●	the success of competing therapies that are or may become available;

●	our ability to attract and retain key scientific or management personnel;

●	our estimates regarding the impact of the ongoing COVID-19 pandemic on our business and operations, the business and operations of our collaborators and on the global economy;

●	our ability to obtain funding for our operations; and

●	the accuracy of our estimates regarding expenses, capital requirements and needs for additional financing.

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. You should be aware that the occurrence of any of the events discussed under Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report could substantially harm our business, results of operations and financial condition and that if any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock.

The cautionary statements made in this Annual Report are intended to be applicable to all related forward-looking statements wherever they may appear in this Annual Report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. Except as required by law, we assume no obligation to update our forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events or otherwise.

RISK FACTORS SUMMARY

We face many risks and uncertainties, as more fully described in Part I, Item 1A, under the heading “Risk Factors.” Some of these risks and uncertainties are summarized below. The summary below does not contain all of the information that may be important to you, and you should read this summary together with the more detailed discussion of these risks and uncertainties contained in Part I, Item 1A, under the heading “Risk Factors.” See also “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report.

Risks Related to Our Business and Industry

●	We have incurred significant net losses since our inception in 2014 and anticipate that we will continue to incur significant net losses for the foreseeable future.
●	We will need substantial additional financing to develop REN001 and any future product candidates and implement our operating plan. If we fail to obtain additional financing, we may be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
●	We currently depend entirely on the success of REN001, which is our only product candidate. If we are unable to advance REN001 in clinical development, obtain regulatory approval, and ultimately commercialize REN001, or experience significant delays in doing so, our business will be materially harmed.
●	Our clinical trials may fail to adequately demonstrate the safety and efficacy of REN001, which could prevent or delay regulatory approval and commercialization.
●	Preclinical and clinical drug development is a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results.
●	Any delays in the commencement or completion, or termination or suspension, of our clinical trials could result in increased costs to us, delay or limit our ability to generate revenue, and adversely affect our commercial prospects.
●	The regulatory approval process is lengthy, expensive and uncertain, and we may be unable to obtain regulatory approval for our product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of our product candidates and adversely impact our ability to generate revenue, our business and our results of operations.
●	Our business has been and could continue to be adversely affected by the evolving and ongoing COVID-19 global pandemic in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic could adversely affect our operations, as well as the business or operations of our manufacturers, clinical research organizations (CROs), or other third parties with whom we conduct business.
●	If the market opportunities for REN001 and any future product candidates are smaller than we believe they are, or we face substantial competition in our markets, our future revenue may be adversely affected, and our business may suffer.
●	We may not be successful in our efforts to expand our pipeline by identifying additional indications for which to investigate REN001 in the future. We may expend our limited resources to pursue a particular indication or formulation for REN001 and fail to capitalize on product candidates, indications or formulations that may be more profitable or for which there is a greater likelihood of success.
●	We currently have no marketing and sales organization. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell REN001 and any future product candidates, we may not be able to generate product revenues.

Risks Related to Our Reliance on Third Parties

●	We depend on a license agreement with vTv Therapeutics LLC (vTv Therapeutics), and termination of this license could result in the loss of significant rights, which would harm our business.
●	We rely on third parties to conduct, supervise and monitor our clinical trials. If these third parties do not successfully carry out their contractual duties, meet rigorously enforced regulatory requirements, or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize REN001.
●	We rely completely on third parties to manufacture our preclinical and clinical drug supplies and we intend to rely on third parties to produce commercial supplies of REN001 and any future product candidates, if approved, and these third parties may fail to obtain and maintain regulatory approval for their facilities, fail to provide us with sufficient quantities of drug product or fail to do so at acceptable quality levels or prices.

Risks Related to Our Intellectual Property

●	If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection and/or other market exclusivity, our ability to prevent our competitors from commercializing similar or identical product candidates may be adversely affected.

Risks Related to Ownership of Our Common Stock

●	Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

PART I

Item 1. Business

Overview

Reneo is a clinical-stage pharmaceutical company focused on the development and commercialization of therapies for patients with rare genetic mitochondrial diseases, which are often associated with the inability of mitochondria to produce adenosine triphosphate (ATP). Our lead product candidate, REN001, is a potent and selective agonist of the peroxisome proliferator-activated receptor delta (PPARδ). REN001 has been shown to increase transcription of genes involved in mitochondrial function and increase fatty acid oxidation, and may increase production of new mitochondria.

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

Increases in PPARδ activity also correlate with a shift in muscle tissue towards oxidative, fat-consuming type I fibers that are associated with endurance as opposed to glycolytic, type II fibers. In preclinical and clinical studies, increased PPARδ activity through transgenic overexpression or pharmacological activation increases muscular strength and endurance across a variety of functional measures. REN001 was studied in healthy volunteers with one leg immobilized to produce muscle atrophy. Compared to placebo, administration of REN001 resulted in statistically significant increases in expression of genes involved in mitochondrial oxidative phosphorylation, and statistically significant improvements in muscle strength. REN001 was also studied in an open-label trial in patients with primary mitochondrial myopathies (PMM). In this trial, administration of REN001 improved function, reduced symptoms, and increased expression of genes involved in mitochondrial activity.

As a PPARδ agonist, REN001 may benefit patients with genetic mitochondrial myopathies who experience weakness, fatigue, or deterioration in muscle due to impaired mitochondrial energy production. We are currently developing REN001 in rare genetic diseases that typically present with myopathy and have high unmet medical needs, including PMM and long-chain fatty acid oxidation disorders (LC-FAOD). Patients with these diseases are unable to perform many everyday activities, can experience cardiomyopathy and other organ dysfunction, and typically have a reduced life expectancy.

Our Product Pipeline

The following table summarizes our pipeline for REN001.

We are currently developing REN001 in the following rare genetic diseases that are associated with a deficit of energy production in mitochondria and typically present with myopathy:

●	PMM: This rare genetic mitochondrial disease has an estimated prevalence of 20:100,000, representing at least 66,000 patients in the United States and 82,000 in Europe. Patients with PMM are unable to move their muscles efficiently because their ability to generate energy through oxidative phosphorylation (OxPhos) is compromised. We are initially targeting adult patients with PMM.
●	LC-FAOD: This rare genetic mitochondrial disease has an estimated prevalence of 1.5:100,000, representing at least 5,000 patients in the United States and 6,000 in Europe. The genetic alterations observed in these patients reduce their capacity to metabolize long-chain fatty acids as a source of energy for mitochondria. As patients with LC-FAOD grow older, they suffer from myopathy, lack of endurance, exercise intolerance, and fatigue. Muscle exertion in the absence of an adequate source of energy can result in the breakdown of muscle tissue that can subsequently cause kidney and cardiac damage. We are initially targeting adult patients with LC-FAOD.

Muscle cells mainly rely on three sources to generate energy: phosphocreatine, carbohydrates (glycogen), and fatty acids. Muscle cells initially use readily available phosphocreatine and glycogen to generate this energy. As these sources become depleted, muscle cells turn to fatty acids to generate cellular energy.

Mitochondria are responsible for generating most of the energy for cells in the form of ATP. Cells have hundreds to thousands of mitochondria, with each mitochondrion containing proteins derived from both nuclear and mitochondrial genes. Patients with PMM can have nuclear or mitochondrial gene defects that result in reduced energy production in the mitochondria. Patients with LC-FAOD have deficiencies in the enzymes that break down long-chain fatty acids, resulting in an energy deficit. Patients with both of these diseases suffer from lack of endurance, fatigue, muscle weakness and they are unable to move their muscles efficiently because their ability to generate energy through OxPhos is compromised. Therapies are very limited for patients with rare genetic mitochondrial diseases and consist mainly of dietary manipulations and nutritional supplements to provide alternate sources of energy, and a carefully controlled exercise regimen. Increasing the capacity of these patients to metabolize fatty acids could potentially reduce their energy deficit and improve their ability to function.

REN001 is designed to selectively activate PPARδ receptors found in the nuclear membrane of muscle and other cells. PPARδ is a member of a family of nuclear receptors that regulate cellular energy generation by modulating the expression of genes that control proteins involved in mitochondrial enzyme activity and the formation of new mitochondria (mitochondrial biogenesis). PPARδ is highly expressed in muscle cells and activation of PPARδ either through genetic manipulation or through small molecule agonists has been shown to increase the ability of muscle cells to use fatty acids as well as improve muscle strength and exercise tolerance. We believe these are the mechanisms by which REN001 will act to help patients with mitochondrial diseases.

We completed an open-label Phase 1b study in patients with PMM to assess the safety and tolerability of REN001, and measure changes in functional tests such as walk distance, exercise capacity and patient-reported symptoms that could serve as potential endpoints in future clinical studies. REN001 was well-tolerated and had an adequate safety profile in this trial. Compared to baseline, patients receiving REN001 once-daily for 12 weeks experienced an average increase in distance of 104.4 meters in the 12-minute walk test (12MWT), an average increase in weight-adjusted peak oxygen consumption (VO2) of 1.7 mL/kg/min, a reduction in fatigue and pain, and increased expression of genes involved with transport and metabolism of nutrients in the mitochondria including Pyruvate dehydrogenase lipoamide kinase isozyme 4 (PDK4), Angiopoietin-like 4 (ANGPTL4), and Solute carrier family 25 member 34 (SLC25A34).

Based on these results, we initiated a global, randomized, double-blind, placebo-controlled Phase 2b study of REN001 in patients with PMM (STRIDE study). The first patient was dosed in July 2021 and we expect to complete enrollment by year-end 2022 and announce results in 2023. We are also conducting an open-label, long-term safety trial outside the United States in a subset of patients from the STRIDE study (STRIDE AHEAD study). The first patient was dosed in January 2022 and we anticipate preliminary data from this study in 2023. Following our interactions with United States and several European regulatory agencies, we believe that positive results from these trials could support registration of REN001 for PMM in both the United States and in Europe.

We completed enrollment of an open-label Phase 1b study in patients with four different LC-FAOD enzyme defects to assess the safety and tolerability of REN001, and measure changes in functional tests such as walk distance, exercise capacity and patient-reported symptoms that could serve as potential endpoints in future clinical studies. We also completed enrollment of a natural history study in patients with LC-FAOD (FORWARD study). The FORWARD study is an observational, non-interventional study to better understand the changes in patient function and symptoms over time. We anticipate results from both studies in the second calendar quarter of 2022.

We completed an open-label Phase 1b study in patients with glycogen storage disease type V (McArdle Disease) to assess the safety and tolerability of REN001, and measure changes in functional tests such as walk distance, exercise capacity and patient-reported symptoms that could serve as potential endpoints in future clinical studies. Patients with McArdle disease are unable to break down glycogen in the muscle, and during the first several minutes of muscle activity experience acute fatigue and pain, and a significant increase in heart rate. REN001 was well-tolerated and had an adequate safety profile in this study. Compared to baseline, patients receiving REN001 once-daily for 12 weeks experienced an average increase in distance of 25.0 meters in the 12MSWT and an increase in fat oxidation of 38.5% as measured by indirect calorimetry. No corresponding changes in heart rate, fatigue, pain, or other symptoms were observed. Based on these results, we will not pursue a subsequent Phase 2 study in McArdle Disease at this time.

As of March 4, 2022, REN001 has been dosed in 225 individuals across multiple clinical trials. In these trials, REN001 was well tolerated, with no drug-related serious adverse events (SAE) reported.

Our Strategy

Our mission is to bring to market therapies that address high unmet medical needs of patients with genetic mitochondrial diseases. We plan to achieve this goal by developing REN001 initially for patients with PMM and LC-FAOD and will continue to explore other patient populations where REN001 may provide benefit. We intend to establish REN001 as the standard of care for multiple rare genetic mitochondrial diseases. The components of our strategy are as follows:

●	Complete clinical development and seek regulatory approval of REN001 in PMM. REN001 is an oral small molecule PPARδ agonist that is designed to modulate multiple genes critical for cellular metabolism and the generation of energy in the cell. Our lead clinical program targets PMM, a rare genetic mitochondrial disease with an estimated prevalence of 20:100,000, and a high unmet medical need due to the lack of any approved pharmaceutical treatment option. We established proof-of-concept in a Phase 1b study in patients with PMM in which REN001 was shown to be well-tolerated and improvements in exercise performance and patient-reported symptoms were observed. We also observed increases in the expression of genes responsible for the transport and metabolism of nutrients within the mitochondria. The first patient in the STRIDE study was dosed in July 2021, and we expect to complete enrollment by year-end 2022 and announce results in 2023. We are also conducting the STRIDE AHEAD study, an open-label, long-term, safety trial outside the United States in a subset of patients from the STRIDE study, with the first patient dosed in January 2022 and preliminary data anticipated to be available in 2023. Based on interactions with U.S. and several European regulatory agencies, we believe that positive results from these trials could support registration of REN001 for PMM in both the United States and in Europe.

●	Maximize the commercial potential of REN001 in additional rare genetic mitochondrial disease indications. We are also studying REN001 in a Phase 1b study in patients with LC-FAOD, a rare genetic disease with high unmet medical need, plus the FORWARD study. Preliminary data from the Phase 1b study have demonstrated an improvement in a subset of patients in both exercise tests and symptoms, with tolerability of REN001 that is consistent with that observed in other REN001 studies. We anticipate that data for the full cohort of patients from our Phase 1b study and the FORWARD study will be available in the second calendar quarter of 2022. We will assess the potential for continued development of REN001 in LC-FAOD following receipt of full data from both studies, and discussion with key opinion leaders. We also plan to explore further development of REN001 in other diseases that are defined by the inability of mitochondria to produce cellular energy.

●	Commercialize REN001 in the United States and key European markets, and establish REN001 as standard of care. We plan to build a fully integrated rare disease pharmaceutical company with a commercial infrastructure in the United States and key European markets. For regions outside of the United States and key European markets, we plan to explore strategic partnerships to bring REN001 to patients. Our goal is to establish REN001 as the standard of care for rare genetic mitochondrial diseases around the world.

●	Expand our rare genetic mitochondrial disease pipeline through acquisitions and/or licensing of complementary programs. We plan to license and/or acquire additional programs targeting rare genetic diseases with high unmet medical need. We will leverage our experience in preclinical and clinical development, commercialization, and strong relationships with clinical investigators and patient advocacy organizations to bring therapeutic options to patients.

Background

How muscle cells generate energy and how that process is deficient in patients with genetic myopathies

Cells generate energy in the form of ATP within intracellular structures called mitochondria. Mitochondria use proteins, carbohydrates, and fatty acids to make ATP, which is then used by the cell to support all cellular processes. Muscle tissue requires a high number of mitochondria to support energy needs.

Mitochondrial energy production involves a series of highly regulated metabolic processes that are sequenced based on the availability of nutrients and the length of time cells require energy. In the first minute of exertion, mitochondria utilize readily available phosphocreatine (P-Cr) as a source of fuel to create ATP (Figure 1, step 1). When phosphocreatine is consumed, muscles turn to carbohydrate metabolism (glucose utilization) as the next source of fuel to create ATP (Figure 1, step 2). Finally, after several minutes of exercise when phosphocreatine and carbohydrates are depleted, mitochondria turn to fatty acids as the source of fuel to create ATP (Figure 1, step 3). Fatty acid oxidation (FAO) becomes the primary pathway to generate energy for muscle and other cells during long periods of exercise.

Oxidative phosphorylation

Figure 1. The energy source used by muscles shifts from phosphocreatine (P-Cr) and carbohydrates to fatty acids as short-term supplies of phosphocreatine and carbohydrates are depleted

Genetic mitochondrial myopathies are caused by deficiencies in specific steps of mitochondrial energy generation. Patients are unable to sustain normal muscle activity due to deficiencies in ATP production. We believe that enhancing FAO has the potential to provide therapeutic benefit to patients with genetic myopathies.

Disease overview

PMM background

PMM are a group of disorders caused by genetic mutations within the mitochondrial DNA (mtDNA) or nuclear DNA (nDNA) that affect the activity of enzymes or other proteins in the mitochondria. In PMM these genetic alterations hamper the ability of mitochondria to generate energy from nutrient sources, resulting in energy deficits that are most pronounced in tissues with high energy demand such as muscle, brain, and heart. Energy deficits can affect major muscle groups that are used for walking, climbing, lifting objects, and maintaining posture. Patients with PMM report chronic fatigue and a lack of endurance. Functional muscle impairment is also evident in smaller muscle groups that control, for example, movements of the eyes and eyelids and alterations in other muscles of the face and neck, which can lead to difficulty with swallowing and, more rarely, slurred speech.

Within each mitochondrion there are maternally inherited circular DNA molecules, mtDNA, that is inherited in a unique way such that within each cell there can be variable amounts of both mitochondria with mutated and non-mutated genes. These mtDNA genes code for thirteen proteins critical to cellular energy metabolism. Pathogenic mutations in mtDNA lead to a spectrum of diseases and physiological dysfunctions. This is due to several factors including the variability in prevalence of the mutated versus non-mutated genes within each cell across various tissues in the body. Myopathy is one of the most common clinical manifestations of disease in patients with PMM and can be a debilitating feature because muscle impairment, lack of endurance and exercise intolerance affect mobility and limit the capability of PMM patients to perform day-to-day activities.

There are currently no approved therapies for the treatment of PMM, representing a high unmet medical need.

LC-FAOD background

LC-FAOD are a type of inherited genetic errors of metabolism resulting in the inability to use dietary long-chain fatty acids as energy sources in the mitochondria. Fatty acids are metabolized in the mitochondria through OxPhos. Mitochondria have specific enzymes that break down each of the fatty acids to produce ATP. Mutations in the genes encoding the enzymes that break down long-chain fatty acids may lead to severe energy deficits. Specific deficiencies include defects in very long-chain acyl-CoA dehydrogenase, long-chain 3-hydroxy acyl-CoA dehydrogenase deficiency (LCHAD), mitochondrial trifunctional protein deficiency, and carnitine palmitoyltransferase (CPT) deficiency. Patients need at least partial enzyme activity to survive into adulthood. Patients with the most severe defects in these enzymes have a high mortality rate. The most severe cases of LC-FAOD are diagnosed within the first few days or weeks of life. These patients often present with a severe energy deficit that results in lethargy, liver dysfunction, hypoglycemia, encephalopathy, and high risk for sudden death. Older patients usually present with lack of endurance, poor exercise tolerance, muscle aches, rhabdomyolysis or breakdown of muscle tissue and are at risk of developing kidney injury. Patients with LC-FAOD are instructed to avoid fasting, eat frequent meals and, in some cases, supplement with creatinine and medium chain triglycerides (MCT), in order to maintain sources of energy for oxidative metabolism. In June 2020, a new form of MCT called DOJOLVI® (triheptanoin) was approved in the United States as a source of calories for LC-FAOD patients. However, DOJOLVI has not demonstrated clear functional benefits on endurance in randomized, controlled clinical trials.

PPARδ, a regulator of FAO

PPARs are members of a family of nuclear receptors that, through their distinct functions and tissue distribution, regulate gene transcription involved in many biological processes, including metabolism and energy production.

There are three PPAR isotypes: alpha (α), gamma (γ) and delta (δ). PPAR α and γ agonists drugs have been approved in cardiovascular and endocrine disorders, respectively.

PPARδ is highly expressed in muscle cells and activation of PPARδ either through genetic manipulation or through small molecule agonists has been shown to increase the ability of muscle cells to use fatty acids and generate energy. Transgenic mice with overexpressed PPARδ were shown to be able to run on a treadmill twice the distance compared to normal mice. Conversely, PPARδ knockout mice were shown to run approximately 30% less distance compared to normal mice. We believe that a selective agonist of PPARδ such as REN001, has potential therapeutic benefits while avoiding some of the adverse events associated with approved PPAR agonists of the PPARα and PPARγ class.

Figure 3. Members of the PPAR family of nuclear receptors have distinct roles in regulating fatty acid metabolism

Our Solution, REN001

REN001 is an oral, small molecule selective PPARδ agonist designed to modulate genes critical to metabolism and generation of energy. By selectively targeting PPARδ, REN001 may address the cellular energy deficit in patients with genetic mitochondrial myopathies such as PMM and LC-FAOD by:

●	Increasing OxPhos activity of mitochondria resulting in enhanced production of ATP;
●	Increasing the formation of mitochondrial biogenesis and thereby increasing residual OxPhos activity and subsequent ATP production; and
●	Increasing the proportion and/or absolute number of functioning mitochondria which may compensate for poorly functioning or non-functional mitochondria.

Experiments in cell lines derived from patients with genetic mitochondrial myopathies have shown that increasing respiratory chain enzyme (complex I, III or IV) levels and activity can compensate the underlying energy deficit. Agonism of PPARδ can increase the activity of these respiratory chain enzymes.

In addition, pharmacological upregulation of mitochondrial biogenesis in PMM patients may result in improved energy generation. PPAR agonists have been shown to activate genes that play a central role in regulating mitochondrial biogenesis. We believe that activation of these genes may alleviate the ATP deficient state in patients with genetic mitochondrial myopathies by increasing mitochondrial mass through enhanced mitochondrial biogenesis.

In preclinical models, administration of REN001 led to a concentration-dependent increase of FAO and an increase in expression of genes involved in mitochondrial biogenesis. Similarly, data from a prior Phase 1 clinical trial of REN001 in healthy volunteers who were randomized to receive 4 weeks of treatment with 100 mg REN001 orally twice-daily (n=12) or placebo (n=12) showed increased expression of PPARδ regulated genes. Compared to placebo, analysis of muscle biopsies from REN001 treated volunteers showed substantial changes in known PPAR regulated target genes involved in fatty acid metabolism and new mitochondria formation.

We have received orphan drug designations for REN001 in the United States for PMM and LC-FAOD. Additionally, we have received orphan drug designations for REN001 for mitochondrial encephalomyopathy, lactic acidosis, and neurological stroke-like episodes (MELAS), a form of PMM, and LCHAD, a form of LC-FAOD in Europe. As further clinical data becomes available, we plan to apply for additional orphan designations in the United States and Europe. We licensed exclusive, worldwide rights to develop and commercialize REN001 and other related compounds from vTv Therapeutics in 2017.

REN001 for the Treatment of PMM

Phase 1b clinical results in PMM

We completed an open-label Phase1b clinical trial of REN001 in patients with PMM and myopathy due to mtDNA mutations, which was conducted under a Clinical Trial Authorisation submitted to the Medicines and Healthcare products Regulatory Agency (MHRA) in the United Kingdom (UK) and accepted in November 2018. The primary objective of the trial was to evaluate the safety and tolerability of REN001, and REN001 was generally well-tolerated. We selected PMM patients with mtDNA mutations and excluded PMM patients with nDNA mutations to reduce heterogeneity in the study. Also, in contrast to PMM patients with nDNA mutations who have all their mitochondria affected, patients with mtDNA mutations harbor both normal and mutated mitochondria within their cells (heteroplasmy). In PMM patients with mtDNA mutations, REN001 has the potential to improve the function of affected mitochondria and to increase the overall function of otherwise normal mitochondria. This could potentially happen by impacting mitochondrial biogenesis or by improving mitochondrial function, resulting in improved cellular energy levels for PMM patients.

The Phase 1b trial was conducted in two parts: Part A (12 weeks dosing) and Part B (optional 36-week treatment extension). All patients were dosed orally with 100 mg REN001 once daily. A total of 24 patients were enrolled and 23 patients received REN001 in Part A. The planned maximum treatment duration for each patient in both Part A and Part

B was 48 weeks. The Phase 1b study was closed early as a result of the COVID-19 pandemic. At the point of trial closure, a total of 17 patients had completed Part A, 13 patients had entered Part B, and the maximum duration of treatment was approximately 40 weeks. This Phase 1b trial was an open-label study; therefore, was not designed to show statistical significance as compared to a placebo control arm.

Figure 4. REN001 PMM Phase 1b study enrollment

To evaluate changes in patient function, we used a 12MWT. We believe that the 12MWT is an ideal assessment of functionality in patients with genetic mitochondrial diseases who commonly lack endurance as the latter half of the exercise period permits the evaluation of patients as they move from phosphocreatine and carbohydrate metabolism into FAO in the mitochondria.

REN001 was generally well tolerated with no drug related SAEs observed. There were 114 treatment emergent adverse events (TEAE) experienced by 21 out of 23 subjects, with 66 of the 114 TEAEs (57.9%) experienced by 15 subjects which are considered related to study drug. The majority of these TEAEs were mild to moderate in severity. The most commonly reported TEAEs were constipation and headache. Two patients had elevations of creatine phosphokinase of moderate severity that were possibly or probably related to study drug.

Physical performance measures

Baseline 12MWT in the Phase 1b study was 603.2 meters. Following 12 weeks of 100 mg once-daily dosing with REN001, patients achieved an average increase of 104.4 meters (95% CI: 53.1, 155.6) in distance walked during the

12MWT compared to baseline. An increase in distance walked was observed in 15 of 17 patients (88%), with 13 of 17 (76%) increasing by 60 meters or greater as illustrated in Figure 5a.

Figure 5a. REN001-treated PMM patients had improved 12MWT distances after 12 weeks of treatment

The largest improvement in distance walked in the 12MWT at week 12 occurred in the second half of the 12-minute period (Figure 5b), which we believe is consistent with REN001’s mechanism of action. We expect REN001 to improve muscle cell energy by increasing mitochondrial oxidative phosphorylation, and this process occurs several minutes into exercise (See Figure 1 above).

Figure 5b. REN001-treated PMM patients had greatest improvement in walking distances in the latter half of the 12MWT, consistent with the proposed mechanism of REN001 to stimulate fatty acid metabolism

An additional outcome measure in our Phase 1b study was measurement of peak oxygen consumption during maximal exercise. The amount of oxygen used during maximal exercise is a marker of aerobic capacity and is directly correlated with the ability to metabolize fatty acids which require higher amounts of oxygen than other energy sources such as carbohydrates. An average healthy person has a weight-adjusted peak oxygen consumption of 35 to 40 ml/kg/min for males and 27 to 30 ml/kg/min for females. A weight-adjusted peak oxygen consumption of 14 mL/kg/min or lower has been determined to predict increased mortality in other patient populations (congestive heart failure).

Baseline weight-adjusted peak oxygen consumption in the Phase 1b study was 14.6 mL/kg/min. Following 12 weeks of 100 mg once-daily dosing with REN001, patients achieved an average increase in weighted average peak oxygen consumption of 1.7 mL/kg/min (95% CI: -0.329, 3.665) compared to baseline (Figure 5c).

Figure 5c. Peak exercise oxygen consumption increased in PMM patients after 12 weeks of REN001 treatment

Another outcome measure was the sub-maximal exercise test. This test is conducted using a stationary bike for 30 minutes of cycling at 60% of the patient’s maximal capacity. At baseline, 7 of the 17 patients (41%) were able to complete the 30-minute test compared to 11 of 17 patients (65%) after 12 weeks of REN001 treatment. Overall, a mean improvement of approximately 3 minutes was observed at week 12 compared to baseline, with no increase in heart rate or perceived exertion.

A 30-second sit-to-stand test was also performed. The 30-second sit-to-stand test measures lower extremity strength and endurance which are needed for daily activities such as climbing stairs, getting out of a chair or bathtub, or rising from a horizontal position. Patients are asked to stand from a sitting position in a chair as many times as possible in 30 seconds and to do so without the use of their arms. At baseline, the PMM patients in our Phase 1b study were able to perform this task 6.9 times, which is worse than the typical performance of an elderly person in his or her late 80s. After 12 weeks of treatment with REN001, patients were able to complete the task 8.5 times. Because this test is completed in only 30 seconds, the improvement in performance is more likely due to increased muscle strength rather than improvements in FAO. As shown in Figure 5d below, approximately 40% of PMM patients showed improvements in lower extremity muscle strength and stamina after 12 weeks of REN001 treatment as evaluated with the 30-second sit-to-stand test.

Figure 5d. PMM patients showed improvements in lower extremity muscle strength and stamina after 12 weeks of REN001 treatment as evaluated with the 30-second sit to stand test

Patient reported outcomes (evaluation of symptoms)

The Short Form Health Survey (SF-36) is a 36-item questionnaire that assesses general health including physical activities, mental health, pain, and properties such as energy and fatigue over four weeks. Each domain of the SF-36 can range from 0 to 100, with a higher score representing improvement. As illustrated in in the right chart in Figure 5e, after 12 weeks of 100 mg once-daily dosing with REN001, patients (n=17) had a mean improvement in the SF-36 energy/fatigue subscale from 28 at baseline to 39 at 12 weeks.

The Modified Fatigue Impact Scale (MFIS) is a questionnaire that measures both the frequency and impact of fatigue on patients physical, cognitive, and psychosocial functioning over a 4-week period. The total MFIS score scales range from 0 to 84, with a lower score representing less fatigue. As illustrated in in the middle chart in Figure 5e, after 12 weeks of 100 mg once-daily dosing with REN001, patients (n=17) had a mean improvement in the MFIS score from 50 at baseline to 40 at 12 weeks.

The Brief Pain Inventory (BPI) measures the patient’s perception of pain and the degree that pain interferes with function over the past 24 hours. The BPI scales range from 0 to 10, with a lower score representing less pain. As illustrated in the left chart in Figure 5e, after 12 weeks of 100 mg once-daily dosing with REN001, the patients that reported pain at baseline (n=14), had a mean improvement in the BPI severity scale from 4.5 at baseline to 3.5 at 12 weeks.

Figure 5e. Mean change from baseline to week 12 in patient reported outcome questionnaires in patients with PMM participating in the Phase 1b study

Muscle biopsies (evaluation of gene expression)

Muscle biopsies were performed at baseline and after 12 weeks of treatment with REN001 to evaluate changes in gene expression (mRNA). Differential gene expression was performed on biopsies from seven subjects that had sufficient sample quantity and quality for analysis at baseline and week 12. As shown in Figure 5f, a statistically significant increase over baseline was observed in the expression of PDK4, ANGPTL4, and SLC25A34.

Figure 5f. Change in PPARδ-regulated gene expression from human muscle following REN001 treatment from a Phase 1b clinical trial in PMM patients

Clinical development plans in PMM

We have initiated the STRIDE study, a global Phase 2b study of REN001 in patients with PMM and dosed the first patient in July 2021. STRIDE is a randomized, double-blind, placebo-controlled, multi-center clinical trial designed to investigate the efficacy and safety of 100 mg REN001 administered once-daily over a 24-week period to PMM patients with mtDNA mutations. We anticipate enrolling approximately 200 adult patients with a history of myopathy. The primary endpoint of the trial is the change from baseline in the distance walked during the 12MWT at 24 weeks. Secondary endpoints include changes from baseline in the MFIS and the patient global impression of change scale.

Other exploratory endpoints include the 30-second sit-to-stand test, step counts, patient global impression of severity scale, BPI, and additional patient-reported outcome measures. Results from the STRIDE study is expected to be available in 2023. We have also initiated the STRIDE AHEAD study, an open-label extension trial, which will enroll a subset of the patients from the STRIDE study. Based on interactions with the U.S. Food and Drug Administration (FDA) and several European regulatory agencies, we believe that positive results from the STRIDE study and the STRIDE AHEAD study could support registration of REN001 for PMM in both the United States and in Europe.

REN001 for the Treatment of LC-FAOD

Phase1b Study in LC-FAOD

In December 2021, we completed enrollment in an open-label Phase 1b study in adult patients with LC-FAOD. The primary objective of the trial is to evaluate the safety and tolerability of REN001 in the LC-FAOD patient population, and we will also explore multiple clinical outcomes. We initiated the trial with a dose of 50 mg once-daily in the first three patients followed by 100 mg once-daily in all subsequent patients. We completed enrollment of this study in late 2021, and we expect results to be available in the second calendar quarter of 2022. We obtained data from the first six patients who completed 12 weeks of dosing, and both doses have been well tolerated. As shown in Figure 6, after 12 weeks of treatment with REN001, 5 of the 6 patients showed an improvement in the 12MWT, with 4 of the 6 showing an improvement over 50 meters. Improvements in symptoms, including a decrease in MFIS and BPI and an increase in SF-36, were also observed in several patients.

Figure 6. Results from the first six LC-FAOD patients dosed with REN001 in a Phase 1b Study

LC-FAOD natural history study

We completed enrollment in the FORWARD study, an observational, non-interventional study of REN001 in patients with LC-FAOD, to better understand these patients’ natural history and disease characteristics through exercise tests and symptom questionnaires. The FORWARD study will also include work for validation of a new Reneo-developed patient questionnaire focused on muscle symptoms in LC-FAOD, which we plan to use in future trials.

We expect to announce results of both the LC-FAOD Phase 1b study and the FORWARD study in the second calendar quarter of 2022.

Additional Clinical Trials for REN001

† randomized double-blind placebo-controlled clinical trial

Limb impairment Phase 1 clinical trial in healthy volunteers

In a prior placebo-controlled Phase 1 clinical trial completed by vTv Therapeutics, 24 healthy volunteers were randomized 1:1 to receive 4 weeks of treatment with either 100 mg REN001 orally twice daily (n=12) or placebo (n=12). In the trial, all volunteers had one leg immobilized with a brace for the first 14 days to cause muscle atrophy and weakness. Changes from baseline in muscle strength and gene expression from muscle biopsies were evaluated at various timepoints throughout the clinical trial. REN001 treated volunteers had substantially more leg strength than placebo treated volunteers immediately and one week after the removal of the leg brace. No SAEs related to REN001 were reported, and TEAEs were similar among subjects who received REN001 or placebo.

Figure 7. Results from the muscle strength test from a Phase 1 clinical trial in healthy volunteers

In the description of the Phase 1 clinical results in Figure 7 above, a p-value represents the probability that random chance caused the result. For example, a p-value of 0.001 means that there is a 0.1% probability that the difference between the control group and the treatment group is purely due to random chance. A p-value of less than or equal to 0.05 is a commonly used threshold for identifying statistically significant outcomes. The FDA’s evidentiary standard of efficacy when evaluating the results of a clinical trial generally relies on a p-value of less than or equal to 0.05.

Muscle biopsies were collected and analyzed for mRNA of PPARδ-regulated genes involved in mitochondrial biogenesis and function (Figure 8). Muscle biopsies obtained from REN001 treated individuals showed substantial increases in the mRNA of the following PPAR-regulated genes compared to placebo-treated controls:

●	Pyruvate dehydrogenase lipoamide kinase isozyme 4 (PDK4), encodes a mitochondrial protein. This kinase plays a key role in regulation of glucose and fatty acid metabolism.
●	Angiopoietin-like 4 (ANGPTL4) is a target of PPARs. The encoded protein is a serum hormone directly involved in regulating lipid metabolism.
●	Solute carrier family 25 member 34 (SLC25A34) belongs to the SLC25 family of mitochondrial carrier proteins. Members of the solute carrier family 25 are known to transport molecules over the mitochondrial membrane.

Figure 8. Change in PPARδ-regulated Gene Expression from Human Muscle Following REN001 Treatment from a Phase 1 clinical trial in healthy volunteers.

Safety

Overall, REN001 has been well tolerated in all clinical trials conducted and there have been no drug related deaths or SAEs reported to date. Most observed TEAEs were mild or moderate in severity. In clinical trials where patients were randomized to REN001 or placebo, the incidence and severity of adverse events were similar among individuals who received REN001 or placebo.

Preclinical Results and Plans

A substantial package of preclinical data along with Phase 1 placebo-controlled clinical data was in-licensed from vTv Therapeutics. This package has been expanded through additional in vitro and in vivo studies to support the future registration of REN001. In these studies, it has been observed that REN001 is a potent and selective agonist of PPARδ with an EC50 value of 31 nM for PPARδ and over 300-fold increased selectivity over PPARα and PPARγ. REN001 has shown minimal or no activity against other ligand-activated nuclear receptors. These other receptors, including the liver X and farnesoid X receptors, were evaluated because they have a role in regulating lipid homeostasis and energy metabolism. REN001 has also been evaluated for these receptors in transcriptional assays with similar findings (Figure 9).

Figure 9. REN001 is a selective agonist of PPARδ

To access effects of REN001 on fatty acid oxidation, incubation of REN001 on XM5 human muscle cell line with REN001 demonstrated a concentration-dependent increase in FAO as shown in Figure 10 below.

Figure 10. REN001 led to a concentration-dependent increase in FAO in XM5 human muscle cell line

In an in vivo experiment, administration of REN001 to mice led to increased expression of a number of FAO genes and genes involved in mitochondrial biogenesis including PGC1α, a fatty acid transcriptional co-factor; CPT1B, the rate-limiting enzyme in the transport of fatty acids into the mitochondria; PDK4, a negative regulator of glucose metabolism; and UCP3, a carrier protein involved in regulating metabolic rate in muscle cells (Figure 11).

Figure 11. The transcription of fatty acid metabolism genes was increased after seven days of dosing with

REN001 in mice

Fold-change
over vehicle
Gene	Name	Description	(SEM)
PGCα	PPARϒ co-activating factor 1α	Mitochondrial Biogenesis	1.65 (0.19)
CPT1B	Carnitine palmitoyltransferase 1B	Fatty acid metabolism	1.35 (0.15)
PDK4	Pyruvate dehydrogenase kinase	Fatty acid metabolism	1.88 (0.17)
UCP3	Mitochondrial uncoupling protein 3	Fatty acid metabolism	2.29 (0.27)

PPARα and PPARγ agonists have been approved for dyslipidemia and glycemic control in diabetes mellitus, respectively. Liver and cardiac toxicity associated with PPAR drugs have been observed. Certain non-selective PPAR agonists have shown carcinogenicity signals in preclinical studies. The FDA requires that two-year carcinogenicity studies be completed in rats and mice for PPAR agonists prior to conducting clinical trials longer than six months in duration due to observations of tumor formation in rodents (FDA Guidance for Industry Diabetes Mellitus: Developing Drugs and Therapeutic Biologics for Treatment and Prevention, February 2008). The purpose of carcinogenicity studies is to identify tumorigenic potential of a new drug candidate in rodents and to assess the relevant risk to humans.

Reneo is conducting a 104-week carcinogenicity study in rats and mice using low, medium and high doses of REN001 as well and control groups. These studies are being conducted according to FDA good laboratory practice (GLP) regulations. We expect results from both studies in 2023.

We are unaware of any data suggesting that there is a clinical cancer risk with selective PPARδ agonists. CymaBay Therapeutics’ clinical development programs includes dosing the selective PPARδ agonist seladelpar for up to 52 weeks and is currently conducting a 60-month open-label, long-term safety and tolerability study. Astellas Pharma has announced it intends to conduct a Phase 2/3 clinical trial of up to 52-weeks with ASP0367, a selective PPARδ agonist. Collectively, this suggests that both seladelpar and ASP0367 have been cleared in two-year carcinogenicity studies and that there is no evidence of a carcinogenicity signal for the selective PPARδ agonist class. We are currently conducting the required two-year carcinogenicity studies with REN001.

We have completed a 6-month toxicology study in rats and a 12-month toxicology study in primates. No adverse effects associated PPARα or PPARγ agonists were observed with administration of REN001 at any dose level.

COVID-19

The COVID-19 pandemic continues to evolve, and we will continue to monitor the COVID-19 situation closely. The extent of the impact of COVID-19 on our business, operations and clinical development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the pandemic, including new variants of the virus, and its impact on our clinical trial enrollment, trial sites, contract research organizations, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. For example, our Phase 1b study of REN001 in PMM patients was closed early as a result of COVID-19, and we may face future clinical trial disruptions. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. As a result of COVID-19, we have taken precautionary measures in order to minimize the risk of the virus to our employees and the communities in which we operate. While we have experienced impacts to our clinical development activities as a result of COVID-19 as set forth in this Annual Report, there has been a minimal disruption to date in our ability to ensure the effective operation of our business. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which the COVID-19 pandemic may affect our business, operations and clinical development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain.

Sales and Marketing

We currently do not have a commercial organization for the marketing, sales, and distribution of pharmaceutical products. We plan to build a fully integrated rare genetic mitochondrial disease pharmaceutical company and will retain commercial rights to REN001 in the United States and key European markets. For other territories, we will seek strategic partnerships to bring REN001 to market with the goal of establishing REN001 as the standard of care around the world. We may also opportunistically seek strategic collaborations to benefit from the resources of biopharmaceutical companies specialized in either relevant disease areas or geographies.

License Agreement with vTv Therapeutics

In December 2017, we entered into a License Agreement with vTv Therapeutics (vTv License Agreement), under which we obtained an exclusive, worldwide, sublicensable license under vTv Therapeutics intellectual property relating to vTv Therapeutics’ PPARδ agonist program, to develop, manufacture and commercialize PPARδ agonists and products containing such PPARδ agonists, including REN001, or licensed products, for any therapeutic, prophylactic or diagnostic application in humans.

Under the terms of the vTv License Agreement, we made an upfront payment of $3.0 million to vTv Therapeutics and issued to vTv Therapeutics shares of our common stock representing a minority interest in our outstanding equity. Upon the achievement of certain development and regulatory milestones, we are required to pay vTv Therapeutics milestone payments totaling up to $64.5 million. We are also required to pay vTv Therapeutics up to $30 million in total sales-based milestones upon achievement of certain sales thresholds of the licensed product. In addition, we are obligated to make royalty payments to vTv Therapeutics at mid-single digit to low teen percentage royalty rates, based on tiers of annual net sales of licensed products, subject to certain customary reductions. Such royalties will be payable on a licensed product-by-licensed product and country-by-country basis until the latest of (i) expiration of the last-to-expire licensed patents covering a licensed product in a country, which are expected to expire in 2034, absent any patent term adjustments or extension, (ii) expiration of regulatory exclusivity rights for a licensed product in a country, which is expected to be five years of new chemical entity exclusivity upon approval of a licensed product, such as REN001, in the United States, where such exclusivity would run concurrently with seven years of orphan drug exclusivity, if we are the first to receive marketing approval of a licensed product for an orphan disease or condition for which we have received orphan designation, such as approved orphan uses of REN001 for treatment of PMM and LC-FAOD, in the United States, and (iii) the tenth anniversary after the first commercial sale of a licensed product in a country. In July 2021, a milestone under the vTv License Agreement was achieved, and we made a payment of $2.0 million to vTv Therapeutics.

Under the terms of the vTv License Agreement, we have sole authority and responsibility for the worldwide development and commercialization of the licensed products, at our cost, subject to certain diligence obligations to use commercially reasonable efforts with respect to specified development and commercialization efforts, including seeking approval for and commercializing at least one product in two major markets.

The vTv License Agreement, unless terminated earlier, will continue until expiration of the last to expire royalty term. Either party may terminate the vTv License Agreement for the other party’s uncured material breach or insolvency. We may terminate the vTv License Agreement at will upon prior written notice. Upon expiration (but not earlier termination) of the vTv License Agreement, the licenses granted to us will survive on a royalty-free basis in perpetuity. Upon termination of the vTv License Agreement, we are required to, upon vTv Therapeutics’ request, (i) grant to vTv Therapeutics a non-exclusive, worldwide, royalty-free, fully paid, perpetual, irrevocable, sublicensable license under our intellectual property solely for vTv Therapeutics and its sublicensees to develop, manufacture, and commercialize the licensed products for any therapeutic, prophylactic or diagnostic application in humans or (ii) if vTv Therapeutics agrees to pay us a low single digit percentage royalty on net sales of licensed products by vTv Therapeutics, then such license grant to vTv Therapeutics will be exclusive, and we will assign and transfer to vTv Therapeutics all regulatory materials and approvals related to the licensed product.

Intellectual Property

The proprietary nature of, and protection for, REN001, any future product candidates, and other proprietary technologies are important to our business. We strive to protect our product candidates and other proprietary technologies, processes and know-how through a variety of methods. In regard to our product candidates, we seek and maintain patents intended to cover our products and compositions, their methods of use for treating diseases, the processes for their manufacture, and, as our product candidates proceed through clinical studies, the innovations that arise from these efforts. As a result, we seek to obtain domestic and international (i.e., PCT) patent protection and endeavor to promptly file patent applications for new commercially valuable inventions to expand our intellectual property portfolio. Our policy is to pursue, maintain and defend patent rights in strategic areas, whether developed internally or licensed from third parties, and to protect the technology, inventions and improvements that are commercially important to the development of our business. We also rely on trade secrets and other proprietary know how that may be important to the development of our business.

We have developed and continue to expand our patent portfolio for REN001. We have licensed from vTv Therapeutics seven issued patents in the United States and 19 issued patents in foreign countries, including Australia, Canada, Great Britain, Germany, France, Austria, Belgium, Switzerland, Spain, Ireland, Italy, the Eurasian Patent Organization, Israel, Japan, South Korea, Mexico, New Zealand, South Africa, and Taiwan covering composition of matter of REN001, among other things, which are expected to expire in 2026, absent any patent term adjustments or extensions. Additionally, we have licensed four issued patents in the United States, six issued patents in foreign countries, including Canada, Germany, Spain, France, Great Britain, and Italy, one pending application in the United States, and one pending application in Europe, from vTv Therapeutics covering methods of using REN001, which are expected to expire in 2034, absent any patent term adjustments or extensions.

In addition to the licensed vTv Therapeutics patents and applications relating to REN001, we have filed our own patent applications. We co-own one international application, and own three pending applications in the United States, one pending international patent application, an issued patent in Lebanon, and over 25 pending applications in foreign countries, directed to various methods of use of REN001. These patent applications, if issued, would be expected to expire between 2040 and 2043, absent any patent term adjustments or extensions. We also own one issued patent in the United States, one pending application in the United States, two pending international patent applications, and two pending applications in foreign countries directed to methods of manufacturing, and crystalline forms (polymorphs) of REN001. The issued patent, and patent applications if issued, are expected to expire in 2041, absent any patent term adjustments or extensions. Patents related to REN001 may be eligible for patent term extensions in certain jurisdictions, including up to five years in both the United States and the EU, upon approval of a commercial use of the corresponding product by a regulatory agency in the jurisdiction where the patent was granted.

In addition, we currently have Orphan Drug Designation for REN001 for the treatment of LC-FAOD and PMM in the United States and LCHAD deficiency and mitochondrial encephalomyopathy, lactic acidosis, and neurological stroke-like episodes in the EU, providing the opportunity to receive seven years of orphan exclusivity in the United States (upon approval of NDA), and ten years of market exclusivity in the EU and Japan (upon receipt of marketing authorization).

As REN001 has not previously been approved in the United States for any indication, REN001 may be eligible for five years of new chemical entity exclusivity upon approval in the United States, where such exclusivity would run concurrently with its seven years of orphan drug exclusivity, if we obtain orphan drug exclusivity for its approved uses. Further, as REN001 has not previously been approved in the EU for any indication, REN001 may be eligible for eight years of data exclusivity upon approval in the EU, as well as two years of market exclusivity. In the EU, an additional one year of exclusivity may be obtained if REN001 is approved for a new indication that provides a significant clinical benefit.

In addition to patent protection around REN001, we have also licensed from vTv Therapeutics three issued patents in the United States and 20 issued patents in foreign countries, including Germany, France, Great Britain, Switzerland, Spain, Ireland, Italy, Canada, India, Japan, South Korea, Mexico, and Taiwan directed to composition of matter around other PPARδ agonists, which are expected to expire in 2026, absent any patent term adjustments or extensions.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, the patent term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to an approved drug may be extended and only those claims covering the approved drug, a method of using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and some other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek patent term extensions from applicable authorities, including the United States Patent and Trademark Office (USPTO) in the United States, to any of our issued patents covering REN001, and any future product candidates, in any jurisdiction where these patent term extensions are available. There is no guarantee that the applicable authorities, including the USPTO in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions. For more information regarding the risks related to our intellectual property, see “Risk Factors—Risks Related to Our Intellectual Property.” We also seek to protect our intellectual property in part by entering into confidentiality agreements with companies with whom we share proprietary and confidential information in the course of business discussions, and by having confidentiality terms in our agreements with our employees, consultants, scientific advisors, clinical investigators, and other contractors and also by requiring our employees, commercial contractors, and certain consultants and investigators, to enter into invention assignment agreements that grant us ownership of any discoveries or inventions made by them while in our employ.

In addition to patent protection, we also rely on trademark registration, trade secrets, know how, other proprietary information and continuing technological innovation to develop and maintain our competitive position. We seek to protect and maintain the confidentiality of proprietary information of our business that is not amenable to, or that we do not consider appropriate for, patent protection. We take steps to protect our proprietary information, including trade secrets and unpatented know-how, by entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants and advisors. However, we cannot provide any assurances that all such agreements have been duly executed, and any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets and unpatented know-how, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. For more information regarding the risks related to our intellectual property, see “Risk Factors—Risks Related to Our Intellectual Property.”

Manufacturing

We do not own or operate manufacturing facilities. We rely on contract manufacturing organizations (CMOs) to produce REN001 in accordance with the FDA’s current Good Manufacturing Practices (cGMP) regulations for use in our clinical trials. The manufacture of pharmaceuticals for human use is subject to extensive cGMP regulations, which impose various procedural and documentation requirements and govern all areas of record keeping, production processes and controls, personnel training, and quality control. We obtain our supplies from these CMOs on a contract work order basis and do not have long-term supply arrangements in place. We believe there are multiple sources for all the materials required for the manufacture of REN001. As REN001 advances through development, we expect to enter into longer-term commercial supply agreements with key suppliers and manufacturers to fulfill and secure our production needs. Our relationships with CMOs are managed by internal personnel with extensive experience in pharmaceutical development and manufacturing.

Competition

The biotechnology and pharmaceutical industries are characterized by rapid technological advancement, significant competition and an emphasis on intellectual property. We face potential competition from many different sources, including major and specialty pharmaceutical and biotechnology companies, academic research institutions, governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with current therapies and new therapies that may become available in the future.

Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces.

Mergers and acquisitions in the pharmaceutical, biotechnology and oncology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or less expensive than any products we may develop. Our competitors also may obtain FDA or other regulatory approval for their product candidates more rapidly than we may obtain approval for ours, which could result in competitors establishing a strong market position before we are able to enter the market. We believe that the key competitive factors affecting the success of any of our product candidates, if approved, will include efficacy, combinability, safety profile, convenience, cost, level of promotional activity devoted to them and intellectual property protection.

There are no approved therapies indicated for the treatment of PMM in any country. Physicians attempt to treat symptoms in patients with drugs or vitamins and supplements. For example, anti-convulsant drugs are used to prevent or control seizures. Astellas Pharma is also developing a PPARδ agonist for PMM and has announced that it has initiated a Phase 2/3 trial in April 2021. Other companies are developing therapies for mitochondrial diseases, including, Stealth BioTherapeutics Corp., Abliva AB, Cyclerion Therapeutics, Inc. and Khondrion B.V.

There is one product approved in the United States for LC-FAOD. In June 2020, a new form of MCT called DOJOLVI (triheptanoin) was approved and indicated in the United States as a source of calories for LC-FAOD patients. However, DOJOLVI has not demonstrated clear functional benefits on endurance in clinical trials. We are not aware of any drug interventional studies underway or currently announced for LC-FAOD.

Furthermore, it is possible that other companies are also engaged in discovery or nonclinical development of product candidates for PMM or LC-FAOD. These competitors, if successful in clinical development, may achieve regulatory approval and market adoption in advance of our product candidates, constraining our ability to gain significant market share for such product candidates. In addition, our product candidates, if approved, will complete with multiple approved products or products that may be approved for future indications for which we develop such product candidate.

Government Regulation and Product Approval

As a pharmaceutical company that operates in the United States, we are subject to extensive regulation. Government authorities in the United States (at the federal, state, and local level) and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing, and export and import of drug products such as those we are developing. Any drug candidates that we develop must be approved by the FDA before they may be legally marketed in the United States and by the appropriate foreign regulatory agency before they may be legally marketed in foreign countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. Additionally, some significant aspects of regulation in the EU are addressed in a centralized way, but country-specific regulation remains essential in many respects.

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act (FDCA) and implementing regulations. Drugs are also subject to other federal, state, and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies in accordance with applicable regulations, including the FDA’s GLP) regulations, and other applicable regulations;
●	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
●	approval by an IRB at each clinical site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with applicable regulations, including the FDA’s current good clinical practices (GCP) regulations to establish the safety and efficacy of the proposed drug for its proposed indication;
●	submission to the FDA of a new drug application (NDA) for a new drug;
●	a determination by the FDA within 60 days of its receipt of an NDA to file the NDA for review;
●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with the FDA’s current cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality, and purity;
●	potential FDA audit of the preclinical and/or clinical trial sites that generated the data in support of the NDA;
●	satisfactory completion of an FDA advisory committee review, if applicable; and
●	FDA review and approval of the NDA prior to any commercial marketing or sale of the drug in the United States.

Before testing any compounds with potential therapeutic value in humans, the drug candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity, and formulation, as well as animal studies, to assess the potential safety and activity of the drug candidate. The conduct of the preclinical tests must comply with federal regulations and requirements, including GLPs. The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for human trials. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the IND on clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a drug candidate at any time before or during clinical trials due to safety concerns or non-compliance.

Clinical trials involve the administration of the drug candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an IRB or ethics committee, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

●	Phase 1. The drug is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution, and excretion, the side effects associated with increasing doses and if possible, to gain early evidence of effectiveness. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.
●	Phase 2. The drug is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases or conditions and to determine dosage tolerance, optimal dosage, and dosing schedule.
●	Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall benefit/risk ratio of the product and provide an adequate basis for product approval. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of an NDA.

In some cases, FDA may require, or sponsors may voluntarily pursue, post-approval studies, or Phase 4 clinical trials, that are conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, such as with accelerated approval drugs, FDA may mandate the performance of Phase 4 trials. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events or any finding from tests in laboratory animals that suggests a significant risk for human subjects. Phase 1, Phase 2, and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA, the IRB, or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must develop methods for testing the identity, strength, quality, and purity of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Review and Approval Processes

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. Data may come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational drug product to the satisfaction of the FDA. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances.

The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the Prescription Drug User Fee Act (PDUFA) guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes 12 months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after it the application is submitted The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often significantly extended by FDA requests for additional information or clarification.

After the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality, and purity. The FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions and typically follows the advisory committee’s recommendations.

Before approving an NDA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical sites to assure compliance with GCP requirements. After the FDA evaluates the application, manufacturing process, and manufacturing facilities, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the NDA identified by the FDA. The Complete Response Letter may require additional clinical data and/or (an) additional pivotal Phase 3 clinical trial(s), and/or other significant and time-consuming requirements related to clinical trials, preclinical studies, or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings, or precautions be included in the product labeling or may condition the approval of the NDA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. For example, the FDA may require Phase 4 testing, which involves clinical trials designed to further assess a drug safety and effectiveness, and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA may also determine that a risk evaluation and mitigation strategy (REMS) is necessary to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare genetic mitochondrial disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States or, if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a drug product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting an NDA. After the FDA grants orphan designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the

FDA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or inability to manufacture the product in sufficient quantities. The designation of such drug also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same drug as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare genetic mitochondrial disease or condition.

Expedited Development and Review Programs

The FDA has a number of programs intended to expedite the development or review of products that meet certain criteria. For example, new drugs are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a Fast Track product has opportunities for more frequent interactions with the review team during product development, and the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

Any product submitted to the FDA for approval, including a product with a Fast Track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of new molecular entity NDAs under its current PDUFA review goals.

In addition, a product may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires pre-approval of promotional materials as a condition for accelerated approval, which could adversely impact the timing of the commercial launch of the product.

The Food and Drug Administration Safety and Innovation Act established a category of drugs referred to as “breakthrough therapies” that may be eligible to receive breakthrough therapy designation. A sponsor may seek FDA designation of a product candidate as a “breakthrough therapy” if the product is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same drug if relevant criteria are met. If a product is designated as breakthrough therapy, the FDA will work to expedite the development and review of such drug.

Fast track designation, breakthrough therapy designation, priority review, and accelerated approval do not change the standards for approval, but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. We may explore some of these opportunities for our product candidates as appropriate.

Post-Approval Requirements

Any drug products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, manufacturing, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling (known as “off-label use”), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses.

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the long-term stability of the drug product. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP requirements. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
●	fines, warning letters, or untitled letters;
●	clinical holds on clinical trials;
●	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
●	product seizure or detention, or refusal to permit the import or export of products;
●	consent decrees, corporate integrity agreements, debarment, or exclusion from federal healthcare programs;

●	mandated modification of promotional materials and labeling and the issuance of corrective information;
●	the issuance of safety alerts, Dear Healthcare Provider letters, press releases, and other communications containing warnings or other safety information about the product; or
●	injunctions or the imposition of civil or criminal penalties.

The FDA also may require post-marketing testing, known as Phase 4 testing, and surveillance to monitor the effects of an approved product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures.

The FDA closely regulates the marketing, labeling, advertising, and promotion of drug products. A company can make only those claims relating to safety and efficacy, purity, and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising, and potential civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined companies from engaging in off-label promotion. The FDA and other regulatory agencies have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labelling.

Marketing Exclusivity

Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application (ANDA) or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

The FDCA also provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from accepting ANDAs or 505(b)(2) NDAs for drugs referencing the approved application for review. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances. Pediatric exclusivity is another type of non-patent market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

Other U.S. Healthcare Laws and Compliance Requirements

Although we currently do not have any products on the market, we are and, upon approval and commercialization, will be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. In the United States, such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, price reporting, and healthcare provider sunshine laws and regulations.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing, or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor. Additionally, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

The federal False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to, or approval by, the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-covered, uses. In addition, the Affordable Care Act codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act.

The Health Insurance Portability and Accountability Act (HIPAA) also created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

Additionally, the federal Physician Payments Sunshine Act and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) annually report information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, certain ownership and investment interests held by physicians and their immediate family members.

In order to distribute products commercially, we must also comply with state laws that require the registration of manufacturers and wholesale distributors of pharmaceutical products in a state, including, in certain states, manufacturers, and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, track, and report gifts, compensation and other remuneration made to physicians and other healthcare providers, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we or our collaborators obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we or our collaborators receive regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors provide coverage, and establish adequate reimbursement levels for such drug products.

In the United States, third-party payors include federal and state healthcare programs, government authorities, private managed care providers, private health insurers, and other organizations. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical drug products and medical services, in addition to questioning their safety and efficacy. Such payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. We or our collaborators may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Nonetheless, our product candidates may not be considered medically necessary or cost-effective. Moreover, the process for determining whether a third-party payor will provide coverage for a drug product may be separate from the process for setting the price of a drug product or for establishing the reimbursement rate that such a payor will pay for the drug product. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

If we elect to participate in certain governmental programs, we may be required to participate in discount and rebate programs, which may result in prices for our future products that will likely be lower than the prices we might otherwise obtain. For example, drug manufacturers participating under the Medicaid Drug Rebate Program must pay rebates on prescription drugs to state Medicaid programs. Under the Veterans Health Care Act (VHCA) drug companies are required to offer certain drugs at a reduced price to a number of federal agencies, including the U.S. Department of Veterans Affairs and Department of Defense, the Public Health Service and certain private Public Health Service designated entities in order to participate in other federal funding programs, including Medicare and Medicaid. Recent legislative changes require that discounted prices be offered for certain U.S. Department of Defense purchases for its TRICARE program via a rebate system. Participation under the VHCA also requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations. If our products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply.

Different pricing and reimbursement schemes exist in other countries. In Europe, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. EU member states are free to restrict the range of pharmaceutical products for which their national health insurance systems provide reimbursement, and to control the prices and reimbursement levels of pharmaceutical products for human use. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular drug candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

The marketability of any product candidates for which we or our collaborators receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we or our collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services, implementing reductions in Medicare and other healthcare funding and applying new payment methodologies. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the Affordable Care Act) was enacted, which affected existing government healthcare programs and resulted in the development of new programs.

Among the Affordable Care Act’s provisions of importance to the pharmaceutical industry, in addition to those otherwise described above, are the following:

●	an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs;
●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively, and a cap on the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price;
●	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;
●	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals, including individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;
●	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; and
●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, the Tax Cuts and Jobs Act of 2017 (the Tax Act) was enacted, which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is also unclear how such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act or our business.

Other legislative changes have also been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect through 2031, except for a temporary suspension from May 1, 2020 through March 31, 2022, unless additional congressional action is taken. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

There has also been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which has resulted in several Congressional inquiries, Presidential executive orders, and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to drug pricing in an effort to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services (HHS) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden Administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, the Centers for Medicare & Medicaid Services (CMS) issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other health reform initiatives. It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We anticipate that certain reform measures will result in additional downward pressure on coverage and the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. In addition, it is possible that there will be further legislation or regulation that could harm our business, financial condition, and results of operations. Further, it is also possible that additional governmental action is taken in response to the COVID-19 pandemic.

Data Privacy and Security

In the ordinary course of our business, we may process personal or sensitive data. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy, security, and protection. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018 (CCPA), the European Union’s General Data Protection Regulation 2016/679 (EU GDPR), and the EU GDPR as it forms part of United Kingdom (UK) law by virtue of section 3 of the European Union (EU) (Withdrawal) Act 2018 (UK GDPR). In addition, several states within the United States have enacted or proposed data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act.

The CCPA and EU GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any noncompliance. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collection, use, and disclosure of personal data and to respond to certain requests from California residents related to their personal data (for example, requests to know of the business’s personal data processing activities, to delete the individual’s personal data, and to opt out of certain personal data disclosures). Also, the CCPA provides for civil penalties and a private right of action for certain data breaches. In addition, the California Privacy Rights Act of 2020 (CPRA), effective January 1, 2023, will expand the CCPA. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal data, establish restrictions on personal data retention, expand the types of data breaches that are subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law. U.S. federal and state consumer protection laws require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.

Foreign data privacy and security laws (including, but not limited to, the EU GDPR and UK GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. As one example, the EU GDPR applies to any company established in the European Economic Area (EEA) and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. These obligations may include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal data processing;

requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal data; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal data; mandating notice of certain personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the UK and/or the EU in certain circumstances.

See the section titled “Risk Factors” for additional information about the laws and regulations to which we are become subject and about the risks to our business associated with such laws and regulations.

The U.S. Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act of 1977 (FCPA) prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Europe / Rest of World Government Regulation

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we or our potential collaborators obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. Previously, in the EU, pursuant to the EU Clinical Trials Directive 2001/20/EC, a Clinical Trial Application (CTA) had to be submitted to each country’s national regulatory authority in which the clinical trial was to take place, together with an independent ethics committee, much like the FDA and IRB, respectively. Although the Directive had sought to harmonize the EU clinical trials regulatory framework, EU Member States transposed and applied the provisions of the Directive differently, leading to significant variation in the regulatory regimes of the member states. In 2014, a new Clinical Trials Regulation 536/2014, replacing the current Directive, was adopted. The new Regulation is directly applicable in all EU Member States (without national implementation) and entered into application on 31 January 2022. The new Regulation seeks to simplify and streamline the approval of clinical trials in the EU. Pursuant to the Regulation, the sponsor shall submit a single CTA via the EMA’s Clinical Trials Information System (CTIS), which will cover all regulatory and ethics assessments from the member states concerned

Any submissions made from January 31, 2023 onwards must be made through CTIS and all trials authorized pursuant to the Directive that are still ongoing on January 31, 2025 have their details registered on CTIS, in both cases trials registered on CTIS will have to comply with the Regulation. Once the CTA is approved in accordance with a member state's requirements, clinical trial development may proceed. Approval and monitoring of clinical trials in the EU is, as it was under the Directive, the responsibility of individual member states, but compared to the position prior to the applicability of the Clinical Trials Regulation there is likely to be more collaboration, information-sharing, and decision-making between member states. The new Regulation also aims to streamline and simplify the rules on safety reporting and introduces enhanced transparency requirements, such as mandatory submission of a summary of the clinical trial results to a new EU Database.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Clinical trials of medicinal products in the European Union must be conducted in accordance with EU and national regulations and the International Conference on Harmonization (ICH) guidelines on Good Clinical Practices (GCP) as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU countries, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

Prior to commencing a clinical trial, the sponsor must obtain a CTA from the competent authority, and a positive opinion from an independent ethics committee. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. Any substantial changes to the trial protocol or other information submitted with the CTA must be notified to or approved by the relevant competent authorities and ethics committees. Medicines used in clinical trials must be manufactured in accordance with GMP. Other national and EU-wide regulatory requirements may also apply.

During the development of a medicinal product, the EMA and national regulators provide the opportunity for dialogue and guidance on the development program. At the EMA level, this is usually done in the form of scientific advice, which is given by the Scientific Advice Working Party of the Committee for Medicinal Products for Human Use, or CHMP. A fee is incurred with each scientific advice procedure. Advice from the EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical trials, and pharmacovigilance plans and risk-management programs. Advice is not legally binding with regard to any future marketing authorization application (MAA) of the product concerned.

To obtain regulatory approval of an investigational drug or biological product in the EU, we must submit a MAA either under the so-called centralized or national authorization procedures.

Centralized procedure. The centralized procedure provides for the grant of a single marketing authorization (MA), which is issued by the European Commission based on the opinion of the Committee for Medicinal Products for Human Use (CHMP) of the EMA and that is valid in all EU member states, as well as Iceland, Liechtenstein and Norway. The Centralized Procedure is mandatory for certain types of products, medicines that are derived from biotechnology processes, such as genetic engineering, designated orphan medicinal products, and medicines that contain a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. Under the Centralized Procedure the maximum timeframe for the evaluation of an MAA is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). Accelerated evaluation might be granted by the CHMP in exceptional cases, when the authorization of a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. Under the accelerated procedure the standard 210-day review period is reduced to 150 days.

Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is however not guaranteed.

The benefits of a PRIME designation include the appointment of a CHMP rapporteur before submission of a MAA, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process.

●	National authorization procedures. There are also two other possible routes to authorize medicinal products in several EU countries, which are available for investigational medicinal products that fall outside the scope of the centralized procedure.
●	Decentralized procedure. Using the decentralized procedure, an applicant may apply for simultaneous authorizations in more than one EU country of medicinal products that have not yet been authorized in any EU Member State and that do not fall within the mandatory scope of the centralized procedure.

●	Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one EU Member State, in accordance with the national procedures of that country. Following this, further marketing authorizations can be sought from other EU countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national MA.

In the EU, upon receiving MA, new chemical entities generally receive eight years of data exclusivity and an additional two years of market exclusivity. MAs have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance. Once renewed, the MA is valid for an unlimited period unless the European Commission or the national competent authority decides on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. If granted, data exclusivity prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic/biosimilar application. During the additional two-year period of market exclusivity, a generic/biosimilar MA can be submitted, and the innovator’s data may be referenced, but no generic/biosimilar product can be marketed until the expiration of the market exclusivity. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical entity and qualify for data exclusivity.

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. A medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. The application for orphan drug designation must be submitted before the MAA. Orphan medicinal products are eligible for financial incentives such as free protocol assistance, fee reductions for access to the centralized regulatory procedures and ten years of market exclusivity following drug approval, which can be extended to 12 years if trials are conducted in accordance with an agreed-upon pediatric investigational plan. The exclusivity period may be reduced to six years if, at the end of the fifth year, it is established that the designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the member states. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (PSURs).

All new MAAs must include a risk management plan (RMP) describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

The advertising and promotion of medicinal products is also subject to laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the EU. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each member state and can differ from one country to another.

The aforementioned EU rules are generally applicable in the EEA which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

Failure to comply with EU and member state laws that apply to the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

GB is no longer covered by the EEA’s procedures outlined above following the expiry of the Brexit transition period on January 1, 2021 (Northern Ireland will be covered by the centralized authorization procedure and can be covered under the decentralized or mutual recognition procedures). A GB or UK MA will be required to market drugs in GB. However, for two years from January 1, 2021, the MHRA may adopt decisions taken by the European Commission on the approval of new marketing authorizations through the centralized procedure, and the MHRA will have regard to marketing authorizations approved in a country in the EEA (although in both cases a MA will only be granted if any GB-specific requirements are met). Various national procedures are now available to place a drug on the market in the UK, GB, or Northern Ireland, with the main national procedure having a maximum timeframe of 150 days (excluding time taken to provide any further information or data required). The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation), and after Brexit, new EU laws on clinical trials (including the EU Clinical Trials Regulation, EU CTR) will not be applicable in GB. The United Kingdom may diverge from the EU to maintain regulatory flexibility and changes impacting the ability to conduct trials spanning several EU countries will need to be closely monitored going forward. Already, as a result of Brexit various benefits of membership no longer apply to the United Kingdom, for example, UK sponsored trials that span several EU countries now need to have an individual or organization in the EU to act as a legal representative, or sponsor and the United Kingdom does not have access to new EU clinical trial databases such as CTIS pursuant to the Trade and Cooperation Agreement. Additionally, new rules apply to the import of investigational medicinal products from the EU and EEA to GB. The data exclusivity periods in the UK are currently in line with those in the EU, but the Trade and Cooperation Agreement provides that the periods for both data and market exclusivity are to be determined by domestic law, so there could be divergence in the future.

The UK regulatory framework in relation to orphan drug designation is derived from existing EU legislation (as implemented into UK law, through secondary legislation). The European Commission is currently evaluating new legislation in relation to orphan medicines and these laws will no longer be applicable in GB. Since January 1, 2021, there has been no route to obtain pre-MA orphan designation in GB, however, as a result of the implementation of the Northern Ireland Protocol, EU orphan drug designation and time periods of market exclusivity still remain valid for marketing products in Northern Ireland. Instead, the MHRA now reviews applications for GB orphan designation in parallel with the corresponding MA application. The criteria are essentially the same as under the EU regime, but have been tailored for the GB market, i.e., the prevalence of the condition in GB (rather than the EU) must not be more than 5 in 10,000. For medicinal products that have received orphan status on or after January 1, 2021, a period of 10 years orphan market exclusivity is awarded from the date of MA by the MHRA. An additional two years of exclusivity may be added where pediatric data requirements have been met. Products with an orphan designation in the EU may be considered for a GB orphan MA. However, where centrally authorized MAs have an existing EU orphan designation, these have been converted into GB MAs and shall continue in effect with the remaining period of orphan market exclusivity.

For other countries outside of the EU, such as countries in, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we or our potential collaborators fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Employees

As of December 31, 2021, we employed 32 employees, 20 of whom are full-time. Further, 15 of our employees are located in the United States and 17 are located in the United Kingdom. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

We expect to continue to add employees in 2022, with a focus on expanding our clinical, research and development and commercialization capabilities. We continually evaluate the business need and opportunity to expand our team and balance in-house expertise and capacity with outsourced expertise and capacity. Currently, we outsource substantial clinic trial work to clinical research organizations and drug manufacturing to contract manufacturers.

Corporate Information

We were incorporated in Delaware in 2014. Our principal executive offices are located at 18575 Jamboree Road, Suite 275-S Irvine, CA 92612, and our telephone number is (858) 283-0280. Our corporate website address is www.reneopharma.com. Information contained on or accessible through our website is not a part of this Annual Report, and the inclusion of our website address in this Annual Report is an inactive textual reference only. Our design logo, “Reneo,” and our other registered and common law trade names, trademarks and service marks are the property of Reneo Pharmaceuticals, Inc.

Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). We may take advantage of certain exemptions from various public company reporting requirements, including being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, not being required to have our internal control over financial reporting audited by our independent registered public accounting firm under Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until December 31, 2026 or until we are no longer an “emerging growth company,” whichever is earlier. We will cease to be an emerging growth company prior to the end of such period if certain earlier events occur, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the Exchange Act), our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of accounting standards that have different effective dates for public and private companies until those standards would otherwise apply to private companies. We have elected to use this extended transition period under the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Item 1A. Risk Factors

RISK FACTORS

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the risks described below could harm our business, financial condition, results of operations, growth prospects, and/or stock price or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Annual Report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. Certain statements below are forward-looking statements. See also “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factor Summary” in this Annual Report.

Risks Related to Our Business and Industry

We have incurred significant net losses since our inception in 2014 and anticipate that we will continue to incur significant net losses for the foreseeable future.

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

Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant net losses since our inception. If REN001 is not successfully developed and approved in the United States or Europe, we may never generate any revenue. For the years ended December 31, 2021 and 2020, we reported a net loss of $39.8 million and $19.5 million, respectively. As of December 31, 2021, we had an accumulated deficit of $84.7 million.

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

As of December 31, 2021, we had cash, cash equivalents and short-term investments of $147.7 million. We believe, based on our current operating plan, that our cash, cash equivalents and short-term investments as of December 31, 2021 will be sufficient to fund our planned operations into 2024. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future capital requirements will depend on many factors, including:

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

Until such time as we can generate significant revenue from sales of our product candidate, if ever, we expect to finance our operations through public or private equity offerings or debt financings, credit or loan facilities, collaborations, strategic alliances, licensing arrangements or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic, as well as actual or perceived changes in interest rates and economic inflation. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of REN001 or other research and development initiatives. We also could be required to seek collaborators for REN001 and any future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to REN001 and any future product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

We currently depend entirely on the success of REN001, which is our only product candidate. If we are unable to advance REN001 in clinical development, obtain regulatory approval, and ultimately commercialize REN001, or experience significant delays in doing so, our business will be materially harmed.

We currently only have one product candidate, REN001, and our business and future success depends entirely on our ability to develop, obtain regulatory approval for, and then successfully commercialize, REN001, which is currently in clinical development for patients with PMM and patients with LC-FAOD. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development that may be able to better sustain failure of a lead product candidate.

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

Before obtaining regulatory approvals for the commercial sale of a product candidate, we must demonstrate through lengthy, complex, and expensive preclinical testing and clinical trials that a product candidate is both safe and effective for use in each target indication. Clinical trials often fail to demonstrate safety and efficacy of the product candidate studied for the target indication. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization. Further, we have used patient reported outcomes in our clinical trials, including our Phase 1b study of REN001 of PMM, such as the Modified Fatigue Impact Scale, the Brief Pain Inventory assessment, and a 36-item short form survey (SF-36) that assesses the general health of patients. Such patient reported outcomes are based on subjective patient feedback and can be inherently difficult to evaluate. Such patient reported outcomes can be influenced by factors outside of our control and can vary widely from day to day for a particular patient, and from patient-to-patient and site-to-site within a clinical trial. It is possible that the FDA will not accept such patient reported outcomes, and any such non-acceptance may require changes to existing trial protocols or the conduct of additional clinical trials. Moreover, our Phase 2b study of REN001 in patients with PMM and our Phase 1b study in patients with LC-FAOD utilize a 12MWT as an assessment of functionality in patients with genetic mitochondrial diseases who commonly lack endurance rather than the more commonly used six minute walk test (6MWT). Although we believe the 12MWT is the appropriate assessment tool, we cannot guarantee you that the FDA or other regulators will not require clinical results from a 6MWT for approval. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of REN001 in other indications.

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

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting, or completing our planned and ongoing clinical trials. For example, our Phase 1b study of REN001 in PMM patients was closed early as a result of the COVID-19 pandemic. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or ECs of the institutions in which such trials are being conducted or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Currently, the FDA and other foreign regulatory agencies have placed a class-wide requirement on all PPAR agonists asking sponsors to complete the two-year rat and mouse carcinogenicity studies before conducting studies longer than six-months in duration. As a result, it may take longer to enroll patients in the long-term safety trial, which could adversely affect the timing of our regulatory submissions for marketing approval. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing, or successful completion of a clinical trial.

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

Use of REN001 or any future product candidates could be associated with side effects, adverse events or other properties that could delay or prevent regulatory approval or result in significant negative consequences following marketing approval, if any.

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

Our clinical trials have been, and may in the future be, affected by the COVID-19 pandemic. For example, as a result of the COVID-19 pandemic, our Phase 1b study of REN001 in PMM patients was closed early and we temporarily paused enrollment in our other Phase 1b studies. Additionally, the COVID-19 pandemic may impact patient enrollment in all of our ongoing clinical trials. In particular, some sites may pause enrollment to focus on, and direct resources to, COVID-19, while at other sites, patients may choose not to enroll or continue participating in the clinical trial as a result of the pandemic. In addition, patient visits to our clinical trial sites in the United States, the UK and Spain at some point in the past or currently have slowed as a result of the COVID-19 pandemic. Further, according to the Centers for Disease Control and Prevention and the National Health Service in the UK, people who have serious chronic medical conditions, including those such as genetic mitochondrial diseases, are at higher risk of getting very sick from COVID-19. As a result, current or potential patients in our ongoing and planned clinical trials may choose to not enroll, not participate in follow-up clinical visits, or drop out of the trial as a precaution against contracting COVID-19. Further, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services.

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

Preliminary, interim and topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, topline, or preliminary data from our clinical trials, including from our Phase 1b studies of REN001 in patients with PMM and LC-FAOD, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline, or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim, topline, and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, such data should be viewed with caution until the final data are available. Adverse differences between preliminary, interim, or topline data and final data could significantly harm our business prospects.

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

If the size of the market opportunities in each of our target indications for REN001 and any future product candidates is smaller than we anticipate, we may not be able to achieve profitability and growth. We focus our clinical development of REN001 on therapies for adult patients with genetic mitochondrial diseases with relatively small patient populations. Given the relatively small number of patients who have the diseases that we are targeting and intend to target with REN001, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare genetic mitochondrial diseases. In addition, our estimates of the patient populations for our target indications have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations, and market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. In addition, the potentially addressable patient population for PMM and LC-FAOD may be limited or may not be amenable to treatment with REN001, if approved. Further, even if we obtain significant market share for REN001 in PMM or LC-FAOD, we may never achieve profitability despite obtaining such significant market share, as other pharmaceutical companies with more resources and greater experience in drug development and commercialization are or may be targeting this same genetic mitochondrial disease.

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

While our initial focus is to advance REN001 for PMM to regulatory approval, we plan to conduct several clinical trials for REN001 in parallel over the next several years, including multiple clinical trials in PMM and LC-FAOD, which may make our decision as to which additional indications to focus on more difficult. As a result, we may forgo or delay pursuit of opportunities with other indications that could have had greater commercial potential or likelihood of success. However, we may focus on or pursue one or more of our target indications over other potential indications and such development efforts may not be successful, which would cause us to delay the clinical development and approval of REN001. Furthermore, research programs to identify additional indications for REN001 require substantial technical, financial, and human resources. We may also pursue additional formulations for REN001 such as a tablet form. However, we may not successfully develop these additional formulations for chemistry-related, stability-related, or other reasons. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for specific indications may not yield any commercially viable products.

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

Recently enacted legislation, future legislation and healthcare reform measures may increase the difficulty and cost for us to obtain marketing approval for and commercialize REN001 and any future product candidates and may affect the prices we may set.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investments and Jobs Act, will remain in effect through 2031. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, Congress is considering additional health reform measures.

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

At the federal level, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to drug pricing in an effort to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden Administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1,

2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future.

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

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

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

There are no approved therapies indicated for the treatment of PMM in any country. Physicians attempt to treat symptoms in patients with drugs or vitamins and supplements. For example, anti-convulsant drugs are used to prevent or control seizures. Astellas is also developing a PPARδ agonist for PMM and has announced that it has initiated a Phase 2/3 trial in April 2021. Other companies are developing therapies for mitochondrial diseases, including Abliva AB, Cyclerion Therapeutics, Inc., Khondrion B.V. and Stealth Bio Therapeutics Corp.

There is one product approved in the United States for LC-FAOD. In June 2020, a new form of medium chain triglyceride (MCT) oil called DOJOLVI (triheptanoin) was approved and indicated in the United States as a source of calories for LC-FAOD patients. We are not aware of any drug interventional studies underway or currently announced for LC-FAOD.

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

Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare genetic mitochondrial disease or condition, which is generally defined as a patient population of fewer than 200,000 people in the United States, or a patient population of greater than 200,000 people in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the criteria for designating an “orphan medicinal product” are similar in principle to those in the United States. A medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition.

Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA or the European Commission from approving another marketing application for the same drug for the same indication for that time period. Another drug may receive marketing approval prior to REN001. The applicable period is seven years in the United States and ten years in the EU, which may be extended by six months and two years, respectively, in the case of product candidates that have complied with the respective regulatory agency’s agreed upon pediatric investigation plan. The exclusivity period in the EU can be reduced to six years if, at the end of the fifth year, it is established that a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare genetic mitochondrial disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA and the European Commission can subsequently approve another drug containing a similar active substance or substances, and which is intended to treat the same condition before the expiration of the seven-year (or ten-year in the EU) exclusivity period if the FDA or European Commission concludes that the later drug is safer, more effective or otherwise clinically superior. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to orphan exclusivity. Even though the FDA has granted orphan drug designation to REN001 for the treatment of PMM and LC-FAOD in the United States and LCHAD and MELAS in the EU, if we receive approval for REN001 for a modified or different indication, our current orphan designations may not provide us with exclusivity.

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

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options that vest over time and performance-based restricted stock units that vest upon satisfaction of certain performance-based conditions. The value to employees such stock options and performance-based restricted stock units may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific, and development teams may terminate their employment with us on short notice. Although we have employment agreements and/or offer letters with our key employees, these arrangements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior scientific and medical personnel.

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

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2021, we had 34 employees, 24 of whom are full-time. As our development and commercialization plans and strategies develop, we expect to need additional development, managerial, operational, financial, sales, marketing, and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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
●	the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians, (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and purse practitioners), and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members.

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

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (commonly known as processing) sensitive data, including personal data, proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data (collectively, Sensitive Data). Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of Sensitive Data by us and on our behalf.

In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations that govern the processing of health-related and other personal data could apply to our operations or the operations of our partners. We may obtain health data from third parties that is subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to penalties if we violate HIPAA. In addition to HIPAA, the Federal Trade Commission (FTC) enforces data privacy under Section 5 of the Federal Trade Commission Act against companies for failing to take appropriate steps to keep consumers’ personal data secure. Individually identifiable health data is considered sensitive data that merits stronger safeguards, so the FTC could bring action against us if it felt the security measures we use are not reasonable or appropriate under the circumstances.

At the state level, California recently enacted the CCPA, which became effective on January 1, 2020 and creates new individual privacy rights for California consumers (as defined in the law). The CCPA also places increased privacy and security obligations on entities handling certain personal data of consumers or households. Further, the CPRA was recently passed in California. The CPRA, which goes into effect on January 1, 2023, will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required for the CPRA and other recently passed laws, including in Virginia, the Consumer Data Protection Act (CDPA), which goes into effect on January 1, 2023 and the Colorado Privacy Act (CPA), which goes into effect on July 1, 2023. The CCPA, CPRA, CDPA, CPA, and other similar laws pending in several states may impact our business activities and exemplify the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU GDPR and the UK GDPR impose strict requirements for processing personal data. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to processing.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EEA that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. The European Commission released a set of “Standard Contractual Clauses” (SCCs) that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA, but there exists some uncertainty regarding whether the SCCs will remain a valid mechanism. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. In addition, Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection, and certain countries outside Europe (e.g., China) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.

Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process Sensitive Data on our behalf. In addition, these obligations may require us to change our business model.

Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely on may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data.

Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process Sensitive Data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

The withdrawal of the UK from the EU may adversely impact our ability to obtain regulatory approvals of our product candidates in the UK, result in restrictions or imposition of taxes and duties for importing our product candidates into the EU or UK, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the EU or UK.

Following the result of a referendum in 2016, the UK left the EU on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the UK and the EU, the UK was subject to a transition period until December 31, 2020 (the Transition Period) during which EU rules continued to apply. A trade and cooperation agreement (the Trade and Cooperation Agreement) that outlines the future trading relationship between the UK and the EU was agreed on in December 2020, provisionally applied from January 1, 2021 and became formally effective on May 1, 2021. Since the expiry of the Transition Period, the UK operates under a distinct regulatory regime. EU pharmaceutical laws only apply to the UK in respect of Northern Ireland (as laid out in the Protocol on Ireland and Northern Ireland). Since January 1, 2021, the EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law”. As there is no general power to amend these regulations, the UK government passed a new Medicines and Medical Devices Act which seeks to address regulatory gaps through implementing regulations and delegated powers covering the fields of human medicines, clinical trials of human medicines, veterinary medicines and medical devices. The purpose of the Act is to enable the existing UK regulatory frameworks to be updated. Although regulatory authorities in the UK have indicated that new UK rules will be put in place, detailed proposals are yet to be published. Significant political and economic uncertainty therefore remains about how much the relationship between the UK and EU will differ as a result of the UK’s withdrawal.

Since a significant proportion of the regulatory framework in the UK applicable to our business and our product candidates is derived from EU directives and regulations, Brexit, has had, and may continue to have, a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the UK or the EU. For example, Great Britain (GB) is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization (MA) from the EMA and a separate MA will be required to market our product candidates in GB, including REN001 and any future product candidates. Any delay in obtaining, or an inability to obtain, any marketing approvals in GB, as a result of Brexit or otherwise, would prevent us from commercializing REN001 in GB and restrict our ability to generate revenue and achieve and sustain profitability. While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the UK and the EU there may be additional non-tariff costs to such trade which did not exist prior to the end of the Transition Period. Further, should the UK diverge from the EU from a regulatory perspective in relation to medicinal products, this could lead to a more complex and costly regulatory burden on us. In addition, while the Trade and Cooperation Agreement provides for mutual recognition of GMP inspections and certificates, it does not provide for contain wholesale mutual recognition of UK and EU pharmaceutical rules and product standards, for example in relation to batch testing and pharmacovigilance, which remain subject to further bilateral discussions. Therefore, additional batch testing between the EU and UK markets and other divergent or duplicative regulatory obligations may be required, which could result in additional expense and supply chain delays. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the UK or the EU for REN001 and any future product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the EU and the UK. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the EU.

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

Our ability to utilize our net operating loss (NOL) carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire (if at all). See Note 9, Income Taxes of Notes to Consolidated Financial Statements for further discussion.

Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but, in the case of tax years beginning after 2020, may only be used to offset 80% of our taxable income annually. Our NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a rolling three-year period in excess of 50 percentage points (by value), as defined under Section 382 of the Internal Revenue Code of 1986, as amended. Our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes. Similar rules may apply under state tax laws. Such limitations could result in the expiration of our carryforwards before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased taxable income or tax liability. We may have experienced ownership changes in the past and may experience ownership changes as a result of future offerings and/or subsequent changes in our stock ownership (some of which are outside our control). In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state NOLs and certain tax credits to offset California taxable income and California tax, respectively, in tax years beginning after 2019 and before 2023, but has recently changed its law to eliminate those limitations for the 2022 tax year.

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

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties, such as our license agreement with vTv Therapeutics, or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

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

Third-party claims alleging intellectual property infringement may prevent or delay our drug discovery and development efforts.

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

Although no third party has asserted a claim of patent infringement against us as of the date of this Annual Report, others may hold proprietary rights that could prevent our product candidates from being marketed. It is possible that a third party may assert a claim of patent infringement directed at any of our product candidates. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates, treatment indications, or processes could subject us to significant liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our product candidates, treatment indications, or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology.

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

Risks Related to Ownership of Our Common Stock

An active, liquid and orderly trading market for our common stock may not be sustained.

Prior to the closing of our initial public offering (IPO) in April 2021, there was no public market for shares of our common stock. An active trading market for our shares may not be sustained. You may not be able to sell your shares quickly or at the market price if trading in shares of our common stock is not active. As a result of these and other factors, you may be unable to resell your shares of our common stock at or above the price at which they were purchased. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration.

The price of our stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

●	the commencement, enrollment or results of our ongoing and planned clinical trials of REN001 or any future clinical trials we may conduct for any future product candidates, or changes in the development status of REN001 or any future product candidates;
●	acceptance by the FDA and EMA of data from our global Phase 2b study or any future clinical trials we conduct;
●	any delay in our regulatory filings for REN001 and any future product candidates;
●	adverse results or delays in clinical trials or preclinical studies;
●	our decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial;
●	adverse regulatory decisions, including failure to receive regulatory approval for REN001 and any future product candidates;
●	changes in laws or regulations applicable to REN001 and any future product candidates, including but not limited to clinical trial requirements for approvals;

●	our failure to commercialize REN001 and any future product candidates;
●	the failure to obtain coverage and adequate reimbursement of REN001 and any future product candidates, if approved;
●	changes in the structure of healthcare payment systems;
●	adverse developments concerning our manufacturers;
●	our inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;
●	additions or departures of key scientific or management personnel;
●	unanticipated serious safety concerns related to the use of REN001 and any future product candidates;
●	introduction of new products or services offered by us or our competitors, or the release or publication of clinical trial results from competing product candidates;
●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
●	the size and growth, if any, of the markets for patients with PMM and LC-FAOD, and other rare genetic mitochondrial diseases that we may target;
●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	developments with respect to our intellectual property rights;
●	our commencement of, or involvement in, litigation; and
●	general political and economic conditions, including the COVID-19 pandemic.

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

We are an emerging growth company and a smaller reporting company, and the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). For as long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various public company reporting requirements, including being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Annual Report, not being required to have our internal control over financial reporting audited by our independent registered public accounting firm under Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until December 31, 2026 or until we are no longer an emerging growth company, whichever is earlier. We will cease to be an emerging growth company prior to the end of such five-year period if certain earlier events occur, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period.

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

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

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

We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our consolidated financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the Securities and Exchange Commission (the SEC) or other regulatory authorities.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2021, there were 24,457,838 shares of our common stock outstanding.

In addition, shares of common stock that are either subject to outstanding options or performance-based restricted stock units or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended (the Securities Act). If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Further, the holders of 13,460,408 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

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

Pursuant to our 2021 Equity Incentive Plan (the 2021 Plan), our management is authorized to grant stock options and other stock awards to our employees, directors and consultants. Additionally, the number of shares of our common stock reserved for issuance under our 2021 Plan will automatically increase on January 1 of each year through and including January 1, 2031, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. In addition, pursuant to our 2021 Employee Stock Purchase Plan, the number of shares of our common stock reserved for issuance will automatically increase on January 1 of each calendar year through and including January 1, 2031, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (ii) 729,174 shares; provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.

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

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

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

These provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation and our amended and restated bylaws provide that the federal district courts of the United States of America are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, including all causes of action asserted against any defendant named in such complaint. While the Delaware courts have determined that such choice of forum provisions are facially valid and several state trial courts have enforced such provisions and required that suits asserting Securities Act claims be filed in federal court, there is no guarantee that courts of appeal will affirm the enforceability of such provisions and a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation and our amended and restated bylaws. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive forum provision in our amended and restated certificate of incorporation and our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with litigating Securities Act claims in state court, or both state and federal court, which could seriously harm our business, financial condition, results of operations, and prospects.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive forum provision contained in our amended and restated certificate of incorporation or amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.

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

If our information technology systems or Sensitive Data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (commonly known as processing) sensitive data, including personal data, proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data (collectively, Sensitive Data). We may rely upon third parties service providers and technologies to operate critical business systems to process Sensitive Data in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive Sensitive Data with or from third parties.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, sophisticated nation-states, and nation-state-supported actors now engage in attacks. Despite the implementation of security and back-up measures, our internal computer, server, and other information technology systems as well as those of third-parties upon which we rely, may be vulnerable to damage from physical or electronic break-ins, malicious code (such as computer viruses or bugs), actions or inactions by employees or contractors, malware (including as a result of advanced persistent threat intrusions), ransomware, supply chain attacks, natural disasters, terrorism, war, telecommunication and electrical failure, adware, denial of service attacks (such as credential stuffing), and other cyberattacks or disruptive incidents that could result in unauthorized access to, use or disclosure of, corruption of, or loss of Sensitive Date, and could subject us to significant liabilities and regulatory and enforcement actions, and contractual violations, or reputational damage. For example, the loss of clinical trial data from completed or ongoing clinical trials could result in delays in, or cancellations of any regulatory approval or clearance efforts and significantly increase our costs to recover or reproduce the data, and subsequently commercialize the product. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy.

Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products) or the third-party information technology systems that support us and our services. Further, the COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and Sensitive Data, as more of our employees work from home, utilizing network connections outside our premises.

Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to Sensitive Data. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

If we or third-parties upon which we rely were to suffer a security incident, we may have to notify relevant stakeholders. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. These consequences may include government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products or services, deter new customers from using our products or services, the development and commercialization of REN001 could be delayed, and negatively impact our ability to grow and operate our business. Likewise, we rely on third parties to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease approximately 5,100 square feet of office space for our headquarters in Irvine, California under a non-cancelable operating lease through November 2026. We also lease approximately 1,400 square feet of space for an office in the UK under an agreement that expires in November 2022. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings

From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on the Nasdaq Global Market under the symbol “RPHM” since April 9, 2021. Prior to that date, there was no public market for our common stock.

Holders of Common Stock

As of March 17, 2022, there were 24,458,550 shares of our common stock outstanding held by approximately 30 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We intend to retain future earnings, if any, to finance the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this Annual Report for information about our equity compensation plans which is incorporated by reference herein.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

Not required for smaller reporting companies.

Use of Proceeds

We commenced our IPO pursuant to the registration statement on Form S-1 (File No. 333-254534) that was declared effective on April 8, 2021 and registered an aggregate of 7,187,500 shares of our common stock. On April 13, 2021, we completed our IPO and sold 6,250,000 shares of our common stock at a public offering price of $15.00 per share for aggregate gross proceeds of $93.8 million before deducting underwriters’ discounts and commissions and offering-related expenses. Net proceeds, after deducting underwriting discounts and commissions of $6.6 million and offering expenses of approximately $2.6 million, were $84.6 million. Jefferies LLC, SVB Securities LLC and Piper Sandler & Co. acted as joint book-running managers.

As of December 31, 2021, we have not used any of the proceeds from our IPO. We invested the funds received in highly liquid money market funds and short-term investments. The net proceeds from the IPO will be used, together with our cash, cash equivalents, and short-term investments to fund continued research and development of REN0001 in patients with PMM and LC-FAOD, other clinical trials and preclinical studies, and commercial readiness preparations, and to provide funds for working capital and other general purposes. None of the offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included in Item 8 “Financial Statements and Supplementary Data” and included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements based upon our current beliefs, estimates, plans and expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those contained in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Annual Report

Overview

Reneo is a clinical-stage pharmaceutical company focused on the development and commercialization of therapies for patients with rare genetic mitochondrial diseases, which are often associated with the inability of mitochondria to produce ATP. Our lead product candidate, REN001, is a potent and selective agonist of the PPARδ. REN001 has been shown to increase transcription of genes involved in mitochondrial function and increase fatty acid oxidation, and may increase production of new mitochondria.

The PPAR family of nuclear hormone receptors control the transcription of genes critical for regulating energy metabolism and homeostasis. PPARδ is highly expressed in muscle, kidney, brain, and liver tissue. Activation of PPARδ results in changes in the expression of genes involved with multiple aspects of energy metabolism including uptake of fatty acids, utilization of fatty acids as an energy source, and mitochondrial biogenesis.

Increases in PPARδ activity also correlate with a shift in muscle tissue towards oxidative, fat-consuming type I fibers that are associated with endurance as opposed to glycolytic, type II fibers. In preclinical and clinical studies, increased PPARδ activity through transgenic overexpression or pharmacological activation increases muscular strength and endurance across a variety of functional measures. REN001 was studied in healthy volunteers with one leg immobilized to produce muscle atrophy. Compared to placebo, administration of REN001 resulted in statistically significant increases in expression of genes involved in mitochondrial oxidative phosphorylation, and statistically significant improvements in muscle strength. REN001 was also studied in an open-label trial in patients with PMM. In this trial, administration of REN001 improved function, reduced symptoms, and increased expression of genes involved in mitochondrial activity.

As a PPARδ agonist, REN001 may benefit patients with genetic mitochondrial myopathies who experience weakness, fatigue, or deterioration in muscle due to impaired mitochondrial energy production. We are currently developing REN001 in rare genetic diseases that typically present with myopathy and have high unmet medical needs, including PMM and LC-FAOD. Patients with these diseases are unable to perform many everyday activities, can experience cardiomyopathy and other organ dysfunction, and typically have a reduced life expectancy.

Financial Overview

Since our inception in 2014, our operations have primarily focused on raising capital, establishing and protecting our intellectual property portfolio, organizing and staffing our company, business planning, and conducting preclinical and clinical development of and manufacturing development for REN001. We do not have any product candidates approved for sale, have not generated any revenue from product sales, and do not expect to generate revenues from the commercial sale of our product candidate for several years, if ever. Since inception, we have incurred significant operating losses. Our net losses were $39.8 million and $19.5 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $84.7 million, and cash, cash equivalents and short-term investments of $147.7 million. We have funded our operations primarily through the issuance and sale of equity securities.

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

Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities. As a result, we will need to raise additional capital. Until such time as we can generate significant revenue from sales of our product candidate, if ever, we expect to finance our operations through public or private equity offerings or debt financings, credit or loan facilities, collaborations, strategic alliances, licensing arrangements or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic, as well as actual or perceived changes in interest rates and economic inflation. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Based upon our current operating plan, we believe that our cash, cash equivalents, and short-term investments as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements through our planned near-term clinical milestones.

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

COVID-19

The COVID-19 pandemic continues to evolve, and we will continue to monitor the COVID-19 situation closely. The extent of the impact of COVID-19 on our business, operations and clinical development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the pandemic, including new variants of the virus, and its impact on our clinical trial enrollment, trial sites, contract research organizations, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. For example, our Phase 1b study of REN001 in PMM patients was closed early as a result of COVID-19, and we may face future clinical trial disruptions. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. As a result of COVID-19, we have taken precautionary measures in order to minimize the risk of the virus to our employees and the communities in which we operate. While we have experienced impacts to our clinical development activities as a result of COVID-19 as set forth in this Annual Report, there has been a minimal disruption to date in our ability to ensure the effective operation of our business. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which the COVID-19 pandemic may affect our business, operations and clinical development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain.

License Agreement

In December 2017, we entered into the vTv License Agreement, under which we obtained an exclusive, worldwide, sublicensable license under certain vTv Therapeutics intellectual property to develop, manufacture and commercialize PPARδ agonists and products containing such PPARδ agonists, including REN001, for any therapeutic, prophylactic or diagnostic application in humans. Under the terms of the vTv License Agreement, we paid vTv Therapeutics an initial upfront license fee payment of $3.0 million and issued to vTv Therapeutics shares of our common stock subject to antidilution provisions under the agreement. Upon the achievement of certain pre-specified development and regulatory milestones, we are also required to pay vTv Therapeutics up to an aggregate of $64.5 million. We are also required to pay vTv Therapeutics up to $30.0 million in total sales-based milestones upon achievement of certain sales thresholds of the licensed product. In addition, we are obligated to pay vTv Therapeutics tiered royalty payments at mid-single digit to low teen percentage royalty rates, based on tiers of annual net sales of licensed products, subject to certain customary reductions. In July 2021, a milestone under the vTv License Agreement was achieved, and we made a payment of $2.0 million to vTv Therapeutics.

Components of Our Results of Operations

Operating Expenses

Research and Development Expenses

Research and development expenses primarily relate to preclinical and clinical development of REN001. Research and development expenses include:

●	personnel expenses, including salaries, benefits, and stock-based compensation expense;
●	external expenses incurred under agreements with CROs, investigative sites and consultants to conduct and support our preclinical studies and clinical trials;
●	raw materials related to manufacturing our product candidate for clinical trials and preclinical studies, including fees paid to third-party manufacturers;
●	expenses related to regulatory activities, including filing fees paid to regulatory agencies;
●	facility costs including rent, depreciation, and maintenance expenses; and
●	fees for maintaining licenses under our third-party licensing agreements.

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

The following table summarizes our research and development expenses for the years ended December 31, 2021 and 2020:

	Year Ended
	December 31,
	2021	2020

	(in thousands)
Clinical and regulatory	$14,863	$7,894
Contract manufacturing cost	6,450	4,254
Nonclinical	2,339	4,026
Research and development-other expense (income)	4,517	(230)
Total	$28,169	$15,944

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel expenses, including salaries, benefits, and stock-based compensation expense, for personnel in executive, finance, accounting, compliance and human resource and other administrative functions. General and administrative expense also includes corporate facility costs not otherwise included in research and development expenses, legal fees related to intellectual property and corporate matters, insurance costs and fees for accounting and consulting services.

We expect our general and administrative expenses to increase significantly for the foreseeable future to support continued research and development activities, including our ongoing and planned research and development of our product candidate for multiple indications.

Other Income

Other income consists of interest income on our cash, cash equivalents and short-term investments.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report, we believe the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.

Accrued Research and Development Expenses

All research and development costs are expensed as incurred. Research and development costs consist primarily of costs associated with manufacturing drug substance and drug product, costs associated with preclinical studies and clinical trials (including amounts paid to clinical research organizations and other professional services), license fees, salaries and employee benefits.

Research and development costs, comprising payments for work performed by third party contractors, laboratories, participating clinical trial sites and others. As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We accrue and expense clinical trial activities performed by third parties based upon estimates of the proportion of work completed over the life of the individual study and patient enrollment rates in accordance with agreements established with clinical research organizations, clinical trial sites and other vendors associated with the clinical trials. We determine the estimates by reviewing contracts, vendor agreements and purchase orders and through discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services. We make estimates of accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments, if necessary. Nonrefundable advance payments for goods and services, including fees for process development or manufacturing and distribution of clinical supplies that will be used in future research and development activities, are deferred and recognized as expense in the period that the related goods are consumed or services are performed.

Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

Accrued research and development expenses year-over-year have increased by approximately 10% due to increased activities in our research and development as we advance our pipeline, and management anticipates the expense to continue to increase in 2022.

Stock-Based Compensation

We recognize stock-based compensation expense for grants under our 2014 and 2021 Equity Incentive Plans and employee stock purchase plan (ESPP). We account for all stock-based awards granted to employees and board of directors at their fair value and recognize compensation expense over the award’s vesting period. Determining the amount of stock-based compensation to be recorded requires us to develop estimates of fair values of stock options as of the grant date. We calculate the grant date fair values of stock options using the Black-Scholes valuation model, which requires the input of subjective assumptions, including but not limited to expected stock price volatility over the term of the awards and the expected term of stock options. Since we have recently completed our IPO and do not have sufficient trading history our common stock the expected volatility assumption is based on volatilities of a peer group of similar companies whose share prices are publicly available. The fair value of restricted stock awards granted to employees is based on the quoted closing market price per share on grant date.

We granted restricted stock awards with performance conditions that are based upon the achievement of pre-specified clinical development or regulatory performance events. As the outcome of each performance event has inherent risks and uncertainties, and a positive outcome may not be known until the event is achieved, we will begin to recognize the value of the performance-based restricted stock awards when the achievement of each performance condition is deemed probable, a determination that requires significant judgment by management. Compensation cost is recognized an accumulative expense catch-up, with remaining expense amortized over the remaining service period.

We also granted restricted stock awards with market conditions. We measure the fair value of stock-based awards with market-based vesting conditions on the date of grant using a Monte Carlo simulation model. In accordance with accounting guidance for awards with market conditions, the stock-based compensation expense will be recognized over the appropriate period regardless of whether the award achieves the market condition and will only be adjusted to the extent the service condition is not met.

Stock-based compensation expenses year-over-year have increased due to more equity grants awarded in 2021 to attract and retain key scientific or management personnel. We anticipate an increase in our stock-based compensation expense in 2022.

Recent Accounting Pronouncements

A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our consolidated financial statements included elsewhere in this Annual Report.

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year ended
	December 31,
	2021	2020	Change

Operating expenses:
Research and development	$28,169	$15,944	$12,225
General and administrative	11,649	3,608	8,041
Total operating expenses	39,818	19,552	20,266
Loss from operations	(39,818)	(19,552)	(20,266)
Other income	48	87	(39)
Net loss	$(39,770)	$(19,465)	$(20,305)

Operating Expenses

Research and Development Expenses

Research and development expenses increased by $12.2 million during 2021 compared to 2020. This increase was primarily due to an increase of $5.7 million related to clinical and manufacturing activities for REN0001, $3.0 million in personnel related costs due to support growth in our development activities, and $2.0 million in milestone costs under the vTv License Agreement, offset by a $1.5 million tax rebate received from the UK government in 2020 for qualifying research expense incurred in the UK.

General and Administrative Expenses

General and administrative expenses increased by $8.0 million during 2021, compared to 2020 primarily as a result of our IPO in April 2021 and increased operating activities necessary to operate as a public company, which consisted of increases in personnel-related expenses of $5.1 million, insurance premiums of $1.1 million, and outside professional services of $1.3 million.

Other Income

Other income for the years ended December 31, 2021 and 2020 was immaterial.

Liquidity and Capital Resources

Since inception, we have incurred operating losses and negative cash flows from operations and have funded our operation primarily through the sale of preferred and common stock. We do not have any product candidates approved for sale and have not generated any revenue from product sales, and we do not expect to generate revenues from the commercial sale of our product candidate for at least the foreseeable future, if ever. We are subject to all the risks related to the development and commercialization of novel therapeutics, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. We continue to incur additional costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2021 and 2020:

	Year Ended
	December 31,
	2021	2020

	(in thousands)
Net cash used in operating activities	$(37,983)	$(18,536)
Net cash (used in) provided by investing activities	(23,376)	7,376
Net cash provided by financing activities	132,406	47,272
Net increase in cash and cash equivalents	$71,047	$36,112

Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was $38.0 million, consisting primarily of our net loss of $39.8 million adjusted for non-cash items of $4.6 million primarily due to stock-based compensation expense and $2.8 million net change in operating assets and liabilities. The change in our net operating assets and liabilities was primarily due to an increase in prepaid and other assets of $4.7 million as a result of prepayments made for clinical trial activities, offset by the increase in accounts payable, accrued expense and other of $1.8 million due to timing of receipt of invoices and payments.

Net cash used in operating activities for the year ended December 31, 2020 was $18.5 million, consisting primarily of our net loss of $19.5 million, partially offset by a $0.5 million net change in operating assets and liabilities and $0.5 million in non-cash adjustment primarily consisting of stock-based compensation expense.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2021 was $23.4 million consisting primarily of purchases of $31.4 million of available for sale short term investments, offset by $8.2 million of proceeds received from maturities of available for sale short term investments.

Net cash provided investing activities for the year ended December 31, 2020 was $7.4 million consisting primarily of proceeds received from maturities of available for sale short term investments.

Financing Activities

Net cash provided by financing activities in the year ended December 31, 2021 was $132.4 million, consisting primarily of $93.8 million of gross proceeds raised from our IPO, net of $6.6 million in underwriters’ discount and commissions and issuance costs of $2.6 million, as well as $47.2 million of net proceeds from the issuance of shares of Series B convertible preferred stock, and $0.6 million of proceeds from the exercise of stock options and ESPP purchases.

Net cash provided by financing activities in the year ended December 31, 2020 was $47.3 million, consisting primarily of $47.2 million of net proceeds from the issuance of Series B convertible preferred stock and $0.1 million of proceeds from the exercise of stock options.

Funding Requirements

To date, we have not generated any revenue. We do not expect to generate revenue from product sales unless and until we obtain regulatory approval and commercialize REN001 or any future product candidates, and we do not know when, or if at all, that will occur. We will continue to require additional capital to develop REN001 and fund operations for the foreseeable future. Our primary uses of cash are to fund our operations, which consist primarily of research and development expenses related to our clinical development programs, and to a lesser extent, general and administrative expenses. We expect our expenses to continue to increase in connection with our ongoing activities as we continue to advance REN001 through clinical development and regulatory approval and additional costs associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

We will need to raise additional capital through public or private equity offerings or debt financings, credit or loan facilities, collaborations, strategic alliances, licensing arrangements or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic, as well as actual or perceived changes in interest rates and economic inflation. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.

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

In December 2020 and March 2021, we raised net proceeds of $94.4 million from the sale of Series B convertible preferred stock. In April 2021, we raised net proceeds of approximately $84.6 million in connection with our IPO. As of December 31, 2021, we had $147.7 million in cash, cash equivalents and short-term investments. We believe, based upon our current operating plan, that our cash, cash equivalents and short-term investments as of December 31, 2021 will be sufficient to fund our planned operations into 2024.

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

Material Cash Requirements

The discussion below summarizes our significant contractual obligations and commitments as of December 31, 2021.

vTv License Agreement. See Note 8 of Notes to Consolidated Financial Statements included in this Annual Report for information, including the milestone payments, associated with the vTv License Agreement.

Operating Leases. See Note 10 of Notes to Consolidated Financial Statements included in this Annual Report for information, including the future operating lease minimum payments.

Performance bonus. See Note 7 of Notes to Consolidated Financial Statements included in this Annual Report for information, including the maximum payout.

In addition to contractual obligations above, we also expect to have future material cash requirements related to our contract manufacturing, preclinical and clinical programs, and personnel expenses.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Reneo Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Reneo Pharmaceuticals, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

San Diego, California

March 23, 2022

RENEO PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(In thousands, except par value and share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$124,660	$53,613
Short-term investments	23,010	—
Prepaid expenses and other current assets	6,064	1,412
Total current assets	153,734	55,025
Property and equipment, net	212	69
Other non-current assets	78	127
Total assets	$154,024	$55,221
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,022	$908
Accrued expenses	4,180	3,672
Total current liabilities	6,202	4,580
Deferred rent	167	36
Performance award	444	—
Total liabilities	6,813	4,616
Commitments and contingencies
Series A convertible preferred stock, $0.0001 par value; zero and 24,302,472 shares authorized and outstanding at December 31, 2021 and 2020, respectively; liquidation preference of $0 and $49,127 at December 31, 2021 and 2020, respectively	—	45,652
Series B convertible preferred stock, $0.0001 par value; zero and 46,881,028 shares authorized at December 31, 2021 and 2020, respectively; zero and 23,440,514 shares issued and outstanding at December 31, 2021 and 2020, respectively; liquidation preference of $0 and $47,385 as of December 31, 2021 and 2020, respectively	—	47,068
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 200,000,000 and 105,000,000 shares authorized at December 31, 2021 and 2020, respectively; 24,457,838 and 24,455,390 shares issued and outstanding at December 31, 2021, respectively; and 2,053,070 shares issued and outstanding at December 31, 2020	3	—
Additional paid-in capital	231,902	2,843
Accumulated deficit	(84,728)	(44,958)
Accumulated other comprehensive income	34	—
Total stockholders’ equity (deficit)	147,211	(42,115)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$154,024	$55,221

The accompanying notes are an integral part of these consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Operating expenses:
Research and development	$28,169	$15,944
General and administrative	11,649	3,608
Total operating expenses	39,818	19,552
Loss from operations	(39,818)	(19,552)
Other income	48	87
Net loss	(39,770)	(19,465)
Unrealized gain (loss) on short-term investments	34	(3)
Comprehensive loss	$(39,736)	$(19,468)
Net loss per share attributable to common stockholders, basic and diluted	$(2.19)	$(9.60)
Weighted-average shares used in computing net loss per share, basic and diluted	18,143,487	2,028,198

The accompanying notes are an integral part of these consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Convertible							Accumulated
	Preferred Stock						Additional	Other		Total
	Series A		Series B		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances, December 31, 2019	24,302,472	$45,652	—	$—	2,008,905	$—	$2,363	$3	$(25,493)	$(23,127)
Issuance of series B convertible preferred stock, net of issuance costs of $317	—	—	23,440,514	47,068	—	—	—	—	—	—
Stock based compensation	—	—	—	—	—	—	393	—	—	393
Stock option exercise	—	—	—	—	44,165	—	87	—	—	87
Other comprehensive loss	—	—	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	—	—	(19,465)	(19,465)
Balances, December 31, 2020	24,302,472	$45,652	23,440,514	$47,068	2,053,070	$—	$2,843	$—	$(44,958)	$(42,115)
Issuance of series B convertible preferred stock, net of issuance costs of $29	—		23,440,514	47,356	—	—	—	—	—	—
Conversion of convertible preferred stock into common stock upon initial public offering	(24,302,472)	(45,652)	(46,881,028)	(94,424)	15,907,629	2	140,076	—	—	140,078
Issuance of common stock in public offering, net of offering costs of $2,654	—	—	—	—	6,250,000	1	84,532	—	—	84,533
Stock-based compensation	—	—	—	—	—	—	3,891	—	—	3,891
Stock option exercise	—	—	—	—	236,067	—	507	—	—	507
Employee stock purchase plan	—	—	—	—	8,624	—	53	—	—	53
Net loss	—	—	—	—	—	—	—	—	(39,770)	(39,770)
Other comprehensive loss	—	—	—	—	—	—	—	34	—	34
Balances, December 31, 2021	—	$—	—	$—	24,455,390	$3	$231,902	$34	$(84,728)	$147,211

The accompanying notes are an integral part of these consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(39,770)	$(19,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50	37
Amortization/accretion on short-term investments	202	(17)
Changes in the fair value of performance award	444	—
Loss on disposal of property, plant & equipment	—	2
Stock-based compensation	3,891	393
Changes in operating assets and liabilities:
Accounts payable, accrued expenses and other	1,780	1,486
Prepaid expenses and other assets	(4,711)	(967)
Deferred rent	131	(5)
Net cash used in operating activities	(37,983)	(18,536)
Cash flows from investing activities
Purchases of property and equipment	(198)	(24)
Purchase of available-for-sale short-term investments	(31,406)	—
Proceeds from maturities of available-for-sale short-term investments	8,228	7,400
Net cash (used in) provided by investing activities	(23,376)	7,376
Cash flows from financing activities
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	47,238	47,185
Proceeds from initial public offering, net of offering costs	84,612	—
Proceeds from issuance of common stock pursuant to equity award plans	556	87
Net cash provided by financing activities	132,406	47,272
Effect of exchange rates on cash and cash equivalents		—
Net increase in cash and cash equivalents	71,047	36,112
Cash and cash equivalents, beginning of period	53,613	17,501
Cash and cash equivalents, end of period	$124,660	$53,613
Supplemental cash flow information:
Vesting of unvested exercised options	$4	$—
Unpaid Series B convertible preferred stock issuance costs	$—	$117
Costs incurred in connection with initial public offering included in accrued expenses	$—	$33
Property and equipment in accounts payable	$—	$5

The accompanying notes are an integral part of these consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

1. Organization and Business

Organization

Reneo Pharmaceuticals, Inc. (Reneo or the Company) commenced operations on September 22, 2014 as a clinical-stage pharmaceutical company focused on the development of therapies for patients with rare genetic mitochondrial diseases. In December 2017, the Company in-licensed REN001, a novel oral peroxisome proliferator-activated receptor (PPAR) agonist.

Reverse Stock Split

On April 5, 2021, the Company effected a 1-for-4.4748 reverse stock split of its common stock. The par value and the authorized number of shares of the common stock were not adjusted as a result of the reverse stock split. The reverse stock split resulted in an adjustment to the Series A and Series B convertible preferred stock conversion prices to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion. The accompanying consolidated financial statements and notes to the consolidated financial statements give retroactive effect to the reverse stock split for all periods presented.

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

Liquidity

The Company has incurred significant losses and negative cash flows from operations. As of December 31, 2021, the Company had cash, cash equivalents and short-term investments of $147.7 million and an accumulated deficit of $84.7 million. The Company had a net loss of $39.8 million and used cash of $38.0 million for operating activities for the year ended December 31, 2021. In accordance with Accounting Standards Codification (ASC) Topic 205-40, Presentation of Financial Statements - Going Concern, management is required to perform a two-step analysis over the Company’s ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date the consolidated financial statements are issued. If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt.

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

There can be no assurance that the Company will be successful in obtaining additional funding, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, and future prospects. The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic, as well as actual or perceived changes in interest rates and economic inflation. The Company may not be able to secure additional financing in a timely manner or on favorable terms, if at all. In addition, successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.

As of December 31, 2021, the Company had $147.7 million in cash, cash equivalents and short-term investments, which management believes will be sufficient to fund operations for at least one year from date on which this Annual Report on Form 10-K is issued.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP) and reflect the operation of Reneo and its wholly owned subsidiary. All intercompany balances and transactions among the consolidated entities have been eliminated in consolidation.

Use of Estimates

The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure in the Company’s consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from management’s estimates.

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

The Company’s business has been and could continue to be adversely affected by the evolving COVID-19 pandemic. For example, the COVID-19 pandemic has resulted in and could result in delays to the Company’s clinical trials for numerous reasons including additional delays or difficulties in enrolling patients, diversion of healthcare resources away from the conduct of clinical trials, interruption or delays in the operations of the FDA or other regulatory authorities, and delays in clinical sites receiving the supplies and materials to conduct the Company’s clinical trials. At this time, the extent to which the COVID-19 pandemic impacts the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted.

Segment Reporting

The Company operates and manages its business as one operating segment, which is the business of developing novel therapies for rare genetic mitochondrial diseases. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for allocating and evaluating financial performance.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. As of December 31, 2021 and 2020, the Company had cash balances deposited at major financial institutions. Cash balances are subject to minimal credit risk as the balances are with high credit quality financial institutions. Cash and cash equivalents include cash in readily available checking, and money market accounts and repurchase agreements.

Short-term Investments

The Company accounts for short-term investments in accordance with ASC Topic 320, Investments – Debt and Equity Securities. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determinations at each reporting period.

At December 31, 2021, the Company’s investments consisted of U.S. treasury bills and they were classified as available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income in stockholders’ deficit. Realized gains and losses on sales of investments are included in interest income and are derived using the specific identification method for determining the cost of securities.

The Company recognizes an impairment charge when a decline in the fair value of its investments in debt securities below the amortized cost basis of such securities is judged to be other-than-temporarily impaired. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value, the potential recovery period and if the entity has the intent to sell the security, or if it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. The Company did not recognize any other-than-temporary impairment charges on its short-term investments during the years ended December 31, 2021 and 2020.

Money market account balances are included as cash and cash equivalents on the consolidated balance sheets, which are also disclosed in Note 4, Fair Value Measurements.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist primarily of cash, cash equivalents and short-term investments. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Property and Equipment, Net

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred.

The following estimated useful lives were used to depreciate or amortize the Company’s assets:

ESTIMATED USEFUL LIFE
Furniture and fixtures	5 years
Computers and software	3 years
Leasehold improvements	Shorter of useful life or remaining lease term

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. Long-lived assets are evaluated for impairment when events and circumstances indicate the assets might be impaired by first comparing the estimated future undiscounted cash flows of the asset or asset group to the carrying value. If the carrying value exceeds the estimated future undiscounted cash flows, an impairment loss is recognized based on the amount that the carrying value exceeds the fair value of the asset or asset group. The Company did not recognize impairment losses during the years ended December 31, 2021 and 2020.

Leases

Leases are accounted for under ASC Topic 840, Leases, and classified as operating leases. The Company records rent expense on a straight-line basis over the term of the lease. The difference between rent payments and straight-line rent expense is recorded as deferred rent.

Convertible Preferred Stock

The Company records convertible preferred stock at fair value on the dates of issuance, net of issuance costs. Prior to the IPO, upon the occurrence of certain potential events that would have been outside the Company’s control, including a “deemed liquidation event” such as a merger, acquisition and sale of all or substantially all of the Company’s assets, holders of the convertible preferred stock could cause redemption for cash. Therefore, convertible preferred stock was classified as temporary equity (mezzanine) on the consolidated balance sheets as events triggering the liquidation preferences are not solely within the Company’s control. All convertible preferred stock was converted to common stock in connection with the IPO in April 2021.

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

The Company records accruals for estimated research and development costs, comprising payments for work performed by third party contractors, laboratories, participating clinical trial sites and others. Some of these contractors bill monthly based on actual services performed, while others bill periodically based upon achieving certain contractual milestones. Payments made in advance of or after performance are reflected in the consolidated balance sheets as prepaid expenses or accrued liabilities, respectively. Up-front costs, such as costs associated with setting up clinical trial sites for participation in the trials, are expensed immediately once the set-up has occurred as research and development expenses. The Company accrues the costs incurred under agreements with these third parties based on estimates of actual work completed in accordance with the respective agreements. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company adjusts accrued expenses or prepaid expenses accordingly, which impact research and development expenses.

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

Patent Costs

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. These costs are included in general and administrative expenses.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes net deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. If management determines that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions on the basis of a two-step process whereby (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. To date, there have been no interest or penalties charged in relation to unrecognized tax benefits.

The Company is subject to taxation in the United States and the UK. As of December 31, 2021, the Company’s tax years since inception are subject to examination by taxing authorities in the United States and the UK tax returns from 2018 forward are subject to examination.

Stock-Based Compensation

The Company recognizes stock-based compensation expense for grants under its 2014 and 2021 Equity Incentive Plans and employee stock purchase plan (ESPP). The Company accounts for all stock-based awards granted to employees and board of directors at their fair value and recognizes compensation expense over the award’s vesting period. Determining the amount of stock-based compensation to be recorded requires the Company to develop estimates of fair values of stock options as of the grant date. The Company calculates the grant date fair values of stock options using the Black-Scholes valuation model, which requires the input of subjective assumptions, including but not limited to expected stock price volatility over the term of the awards and the expected term of stock options. The fair value of restricted stock awards granted to employees is based on the quoted closing market price per share on grant date.

The Company granted restricted stock awards with performance conditions that are based upon the achievement of pre-specified clinical development or regulatory performance events. As the outcome of each event has inherent risks and uncertainties, and a positive outcome may not be known until the event is achieved, the Company will begin to recognize the value of the performance-based restricted stock awards when the achievement of each performance condition is deemed probable, a determination that requires significant judgment by management. Compensation cost is recognized under the accelerated method and is adjusted in future periods for subsequent changes in the expected outcome of the performance-related conditions.

The Company granted restricted stock awards with market conditions. The Company measures the fair value of stock-based awards with market-based vesting conditions on the date of grant using a Monte Carlo simulation model. In accordance with accounting guidance for awards with market conditions, the stock-based compensation expense will be recognized over the derived service period regardless of whether the award achieves the market condition and will only be adjusted to the extent the service condition is not met.

Foreign Currency Transactions

The functional currency of Reneo Pharma Ltd is the U.S. dollar. All foreign exchange transactional and remeasurement gains and losses are recognized in the consolidated statements of operations and comprehensive loss. For the years ended December 31, 2021 and 2020, total foreign currency gains and losses were a loss of $0.3 million and gain of $0.1 million, respectively.

Comprehensive Income or Loss

Comprehensive income or loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources.

Net Loss Per Share

The Company computes basic loss per share by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company has reported net loss for the years ended December 31, 2020 and 2021, therefore, excluded all outstanding common stock equivalents including the Company’s stock options, performance-based and market-based RSUs, employee stock purchase, and convertible preferred stock, from the diluted net loss per share calculation for the years ended December 31, 2021 and 2020 because such shares are anti-dilutive.

Historical outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following:

	As of December 31,
	2021	2020
Convertible preferred stock (as converted)	—	10,669,291
Common stock options outstanding	4,215,643	935,478
Unvested restricted stock units	299,500	—
Total	4,515,143	11,604,769

New Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2019-12, Simplifying the Accounting for Income Taxes. The standard simplifies the accounting for income taxes, eliminates certain exceptions within ASC Topic 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The new guidance was effective for the Company as of January 1, 2022. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is in the process of evaluating the impact of the application of this ASU on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction in the carrying value of the asset. Entities will no longer be permitted to consider the length of time that fair value has been less than amortized cost when evaluating when credit losses should be recognized. This new guidance is effective for the Company as of January 1, 2023. The Company is currently evaluating the impact of this ASU and does not expect that adoption of this standard will have a material impact on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheets for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires a lessee to recognize a liability for lease payments (the lease liability) and a right-of-use asset (representing its right to use the underlying asset for the lease term) on the balance sheet. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the new guidance as of the adoption date, rather than as of the earliest period presented. In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the effective date, unless the lease was modified, to not reassess (a) whether a contract is or contains a lease, (b) lease classification or (c) determination of initial direct costs, which effectively allows entities to carryforward accounting conclusions under previous U.S. GAAP. This ASU is effective for annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company will adopt the standard using the modified retrospective method and elect a package of practical expedients for leases that commenced prior to January 1, 2022 and will not reassess: (i) whether any expired or existing contracts are or contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs capitalization for any existing leases. The Company is finalizing its assessment of the impact of this guidance and anticipates establishing liabilities and corresponding right-of-use assets on its consolidated balance sheets with no material impact to its consolidated statements of operation and comprehensive loss.

Other accounting standard updates effective for interim and annual periods beginning after December 31, 2021 are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

ASC 820 identifies fair value as the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy that distinguishes between the following:

●	Level 1 – Observable inputs such as quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Inputs, other than quoted prices in active markets, which are observable for the asset or liability, either directly or indirectly.

●	Level 3 – Unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company’s financial assets and convertible preferred stock purchase right liability are subject to fair value measurements on a recurring basis.

The Company categorized its money market funds as Level 1, using the quoted prices in active markets. Commercial papers are valued using level 2 significant other observable inputs. The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets.

For the years ended December 31, 2021 and 2020, gains or losses realized on the sale of investments were not material. Investments are reviewed periodically to identify possible other-than-temporary impairments. As the Company has the ability and intent to hold these investments with unrealized losses for a reasonable period of time sufficient for the recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired for any of the periods presented.

In November 2020, the Company hired a new chief executive officer who is entitled to receive a special performance bonus in the amount of $7.5 million (Performance Award), payable in cash, common stock or a combination of cash and common stock, at the election of the Company, based on achievement of certain conditions as described in more detail in Note 7. The Company estimated the fair value of the Performance Award using a Monte Carlo simulation, which incorporates the stock price at the date of the valuation and utilizes level 3 inputs such as volatility, probabilities of success, and other inputs that are not observable in active markets. The Performance Award is required to be measured at fair value on a recurring basis each reporting period, with changes in the fair value recognized in general and administrative expense in the consolidated statements of operations and comprehensive loss over the derived service period of the award.

No assets or liabilities were transferred into or out of their classifications during the years ended December 31, 2021 and 2020.

The recurring fair value measurement of the Company’s assets and liabilities measured at fair value at December 31, 2021 consisted of the following (in thousands):

	Quoted Prices in		Significant
	Active Markets	Significant Other	Unobservable
	For Identical Items	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash and cash equivalents:
Money market investments	$118,535	$—	$—	$118,535
Short-term Investments:
Commercial papers	—	23,010	—	23,010
Total	$118,535	$23,010	$—	$141,545
Liabilities
Performance award	$—	$—	$444	$444
Total	$—	$—	$444	$444

The recurring fair value measurement of the Company’s assets and liabilities measured at fair value at December 31, 2020 consisted of the following (in thousands):

	Quoted Prices in		Significant
	Active Markets	Significant Other	Unobservable
	For Identical Items	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market investments	$49,632	$—	$—	$49,632
Total	$49,632	$—	$—	$49,632

The following table sets forth a summary of changes in the fair value of the Company’s performance award liability (in thousands):

Balance as of January 1, 2021	$—
Expense recorded upon consummation of the IPO	590
Change in fair value	(146)
Balance as of December 31, 2021	$444

4. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	As of December 31,
	2021	2020
Computer, software and office equipment	$315	$122
Leasehold improvements	30	30
Total property and equipment, gross	345	152
Less: accumulated depreciation and amortization	(133)	(83)
Total property and equipment, net	$212	$69

Depreciation and amortization expense related to property and equipment was immaterial for the years ended December 31, 2021 and 2020, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of December 31,
	2021	2020
Accrued clinical and regulatory	$1,236	$1,019
Accrued contract manufacturing cost	1,482	1,443
Accrued compensation	1,027	888
Accrued research and development-other	435	322
Total accrued expenses	$4,180	$3,672

6. Convertible Preferred Stock and Stockholders’ Deficit

Preferred Stock

The Company has authorized up to 10,000,000 shares of preferred stock, $0.0001 par value per share, for issuance. The Company’s preferred stock will have such rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, which will be determined by its board of directors upon its issuance. As of December 31, 2021, there were no shares of preferred stock outstanding.

Series A Convertible Preferred Stock

As of December 31, 2020, there were 24,302,472 shares of Series A convertible preferred stock outstanding with a liquidation preference of $49.1 million. In connection with the IPO (Note 1) in April 2021, all outstanding shares of Series A convertible preferred stock were converted into 5,430,957 shares of common stock.

Series B Convertible Preferred Stock

In December 2020, the Company and certain investors entered into a Series B preferred stock purchase agreement, whereby the Company issued 23,440,514 shares of Series B convertible preferred stock at $2.0215 per share for total gross proceeds of approximately $47.4 million, which constituted the closing of the first tranche of the Series B convertible preferred stock. In connection with the closing of the first tranche of Series B convertible preferred stock in December 2020, the Company issued rights to the purchasers for the purchase of an additional 23,440,514 shares of Series B convertible preferred stock (Series B Tranche

Rights). The Company evaluated the Series B Tranche Right and concluded that it was not a free-standing instrument that met the definition of a derivative that required separate accounting.

In March 2021, the Company completed the Series B Tranche Right at $2.0215 per share. A total of 23,440,514 shares of Series B convertible preferred stock were issued for aggregate net proceeds of approximately $47.4 million.

In connection with the IPO in April 2021, all outstanding shares of Series B convertible preferred stock were converted into 10,476,672 shares of common stock.

7. Stock-Based Compensation

In March 2021, the Company’s board of directors adopted the Company’s 2021 Equity Incentive Plan (2021 Plan), which is the successor to the 2014 Equity Incentive Plan (2014 Plan). A total of 2,187,524 new shares of common stock were approved to be initially reserved for issuance under the 2021 Plan, which includes 117,639 shares reserved and available for issuance pursuant to the grant of new awards under the 2014 Plan as of the effectiveness of the 2021 Plan and will include any shares subject to stock awards granted under the 2014 Plan that, after the date the 2021 Plan became effective, are forfeited or otherwise become available under the 2014 Plan. Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other awards to individuals who are then employees, officers, directors or consultants of the Company, and employees and consultants of the Company’s affiliates. As of December 31, 2021, there were 760,267 shares available for future grant under the 2021 Plan.

Under the 2014 Plan, certain employees may be granted the ability to early exercise their options. The shares of common stock issued pursuant to the early exercise of unvested stock options are restricted and continue to vest over the requisite service period after issuance. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. As of December 31, 2021, 2,447 shares subject to stock options have been early exercised, which vested in January 2022. Cash received in exchange for early exercises of stock options has been recorded as a liability for the early exercise of stock options and were transferred into common stock and additional paid-in capital as the shares vested. As of December 31, 2021, such liability for early exercises of stock options was immaterial.

In October 2021, the Company granted inducement awards, in accordance with Nasdaq Listing Rule 5635(c)(4) (Inducement Awards), in the aggregate amount of 210,000 shares, which included options to purchase 180,000 shares and performance-based restricted stock units (PSUs) of 30,000 shares.

Shares Reserved for Future Issuance

As of December 31, 2021, the Company had reserved shares of its common stock for future issuance as follows:

Shares
Reserved
Common stock options outstanding and unvested restricted stock units	4,515,143
Available for future grants under the 2021 Equity Incentive Plan	970,267
Available for future grants under the 2021 Employee Stock Purchase Plan	234,434
Total shares of common stock reserved	5,719,844

Stock Options

The Company estimates stock awards fair value on the date of grant using the Black-Scholes valuation, with the vesting being subject to service requirements. The Company accounts for forfeitures when they occur.

The following table summarizes stock options as of December 31, 2021, and changes during the year ended December 31, 2021 (in thousands, except share and per share data):

		Weighted-	Weighted-Average
	Options	Average Exercise	Remaining	Aggregate
	Outstanding	Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2020	935,478	$2.56	7.7
Granted	3,537,885	$6.03
Exercised	(238,515)	$2.13
Forfeited/Expired	(19,205)	$4.54
Outstanding at December 31, 2021	4,215,643	$5.49	8.5	$13,530
Vested at December 31, 2021	1,179,617	$3.84	7.1	$5,553
Exercisable at December 31, 2021	2,695,756	$4.50	7.9	$8,089

Options exercisable at December 31, 2021 include vested options and options eligible for early exercise. All outstanding options as of December 31, 2021 are expected to vest.

Unrecognized stock-based expense at December 31, 2021 was $11.4 million, which is expected to be recognized over a weighted-average vesting term of 3.0 years.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Year Ended
	December 31,
	2021	2020
Risk-free interest rate	0.88%	1.00%
Expected volatility	78.3%	71.7%
Expected term (in years)	6.0	5.8
Expected dividend yield	—%	—%

Risk-free interest rate. The Company bases the risk-free interest rate assumption on the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.

Expected volatility. Since the Company recently completed its IPO and does not have sufficient trading history for its common stock the expected volatility assumption is based on volatilities of a peer group of similar companies whose share prices are publicly available. The peer group was developed based on companies in the biotechnology industry.

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

Performance-Based Restricted Stock Units

In December 2021, the Company granted 169,500 PSUs to employees pursuant to the 2021 Plan and 30,000 PSUs Inducement Awards. The PSUs vest based on the Company achieving certain regulatory milestones and are subject to the employee’s continued employment with the Company through the achievement date. The fair value of the awards was based on the value of the Company’s common stock at the date of the award and expense recognition is based on the probability of achieving the performance metric. The Company concluded that achievement of the performance conditions was not probable as of December 31, 2021, and therefore no compensation expense was recognized for the year ended December 31, 2021 in connection with the PSU awards. Compensation cost is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions.

Market-Based Awards

Restricted Stock Units

In December 2021, the Company granted 100,000 market-based restricted stock units (MRSUs) to an employee pursuant to the 2021 Plan. The MRSUs vest based on the Company’s closing stock price trading above $20 per share for 30 consecutive trading days subject to the employee’s continued employment with the Company through the date of achievement. The share price of the Company’s common stock on the date of issuance of the MRSUs was $6.69 per share. The fair value was $0.4 million based on Monte Carlo simulation model on the grant date. Compensation expense is recognized over the derived service period of 3 years. During the year ended December 31, 2021, the Company recognized $8 thousand of stock-based compensation expense in connection with the MRSUs. As of December 31, 2021, there was $0.4 million of unrecognized compensation expense related to this MRSU.

Performance Award

In November 2020, the Company hired a new chief executive officer who is entitled to receive a Performance Awards in the amount of $7.5 million, payable in cash, common stock or a combination of cash and common stock, at the election of the Company, in the event that (i) the Company’s market value exceeds $750 million utilizing the volume-weighted average of the closing sale price of its common stock on the Nasdaq Stock Market or other principal exchange for each of the 30 trading days immediately prior to the measurement date, or (ii) the fair market value of the net proceeds available for distribution to the Company’s stockholders in connection with a change in control as defined in the Company’s severance benefit plan, as determined in good faith by its board of directors, exceeds $750 million. The Company has determined that the Performance Award is subject to ASC Topic 718, Compensation – Stock Compensation and includes both market and performance conditions. Since the IPO, neither of the events have yet been satisfied. The Company estimated the fair value of the Performance Award at each reporting period using the Monte Carlo simulation (Note 3), which is recognized as compensation cost over the derived service period. During the year ended December 31, 2021, the Company recorded a stock-based compensation expense of $0.4 million.

Employee Stock Purchase Plan

In March 2021, the Company’s board of directors adopted the Company’s 2021 ESPP, which became effective immediately prior to the execution of the underwriting agreement in connection with the Company’s IPO. A total of 243,058 shares of common stock were approved to be initially reserved for issuance under the ESPP. As of December 31, 2021, 8,624 shares have been issued under the ESPP.

In September 2021, the Company’s board of directors adopted the Company’s 2021 UK Sharesave Sub-plan (SAYE). An allocation of 25,875 shares of common stock from the ESPP was approved and reserved for issuance under the SAYE. No shares have been issued under the SAYE through December 31, 2021.

The stock-based compensation expense related to the ESPP and SAYE for the year ended December 31, 2021 was immaterial.

The following table summarizes stock compensation expense, including expense associated with award modifications that accelerated the recognition of expense for unvested options, reflected in the consolidated statements of operations (in thousands):

	Year Ended
	December 31,
	2021	2020
Research and development	$1,036	$165
General and administrative	2,855	228
Total	$3,891	$393

8. License Agreement

In December 2017, the Company entered into a License Agreement with vTv Therapeutics LLC (vTv Therapeutics) (the vTv License Agreement), under which the Company obtained an exclusive, worldwide, sublicensable license under certain vTv Therapeutics intellectual property to develop, manufacture and commercialize PPARδ agonists and products containing such PPARδ agonists, including REN001, for any therapeutic, prophylactic or diagnostic application in humans. Under the terms of the vTv License Agreement, the Company paid vTv Therapeutics an initial upfront license fee payment of $3.0 million and issued an aggregate of 576,443 shares of its common stock to vTv Therapeutics. The vTv License Agreement was accounted for as an asset acquisition and the upfront cash payment of $3.0 million and the fair value of common stock of $0.7 million issued to vTv Therapeutics was recorded in research and development expenses, as there was no alternative use for the asset.

Upon the achievement of certain pre-specified development and regulatory milestones, the Company is also required to pay vTv Therapeutics milestone payments totaling up to $64.5 million. The Company is also required to pay vTv Therapeutics up to $30.0 million in total sales-based milestones upon achievement of certain sales thresholds of the licensed product. In addition, the Company is obligated to make royalty payments to vTv Therapeutics at mid-single digit to low teen percentage royalty rates, based on tiers of annual net sales of licensed products, subject to certain customary reductions. In July 2021, a milestone under the vTv License Agreement was achieved, and the Company made a payment of $2.0 million to vTv Therapeutics that was recognized as research and development expenses.

9. Income Taxes

The Company’s net loss was generated in the following jurisdictions (in thousands):

	Year Ended December 31,
	2021	2020
Domestic	$(39,718)	$(21,291)
Foreign	(52)	1,826
Net Loss	$(39,770)	$(19,465)

The components of net deferred taxes consisted of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
NOL carryforwards	$13,446	$6,488
Credit carryforwards	2,155	663
Compensation accruals	653	179
Other accruals and reserves	35	24
Intangible assets	3,469	3,316
Depreciation	104	—
Other	2	1
Gross deferred tax assets	19,864	10,671
Less valuation allowance	(19,864)	(10,662)
Total deferred tax assets	—	9
Deferred tax liabilities:
Depreciation	—	(9)
Net deferred tax assets (liabilities)	$—	$—

For the years ended December 31, 2021 and 2020, the Company recorded no provision for income taxes. A reconciliation of the effective tax rate to the amount computed by applying the statutory federal income tax rate to the loss from operations is summarized for the years ended December 31, 2021 and 2020, as follows:

	December 31,
	2021	2020
U. S. Federal statutory income tax rate	21.0%	21.0%
UK R&D true-up	(0.1)%	6.5%
UK permanent items	—%	1.8%
Other	(1.0)%	(0.1)%
Tax credits, net	3.5%	2.2%
GILTI inclusion	(0.5)%	(0.2)%
Valuation allowance	(22.9)%	(31.2)%
Effective tax rate	—%	—%

The Company had federal net operating loss (NOL) carryforwards available of approximately $59.7 million as of December 31, 2021, before consideration of limitations under Section 382 of the Internal Revenue Code of 1986, as amended (Section 382), as further described below. The federal NOLs generated after 2018 of $58.1 million will carry forward indefinitely. NOLs generated prior to 2018 of $1.6 million will begin to expire in 2034. Additionally, the Company had state NOL carryforwards available of $1.6 million as of December 31, 2021. The state NOLs may be used to offset future taxable income and will begin to expire in 2034. The Company has generated UK NOLs of $3.0 million which carryforward indefinitely.

At December 31, 2021, the Company had federal and state tax credit carry forwards of approximately $4.8 million and $0.3 million, respectively. The Company has not performed a formal research and development credit study with respect to these credits. The federal credits will begin to expire in 2034, if unused, and the state credits carry forward indefinitely.

The future utilization of the Company’s NOL and tax credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of changes in ownership by stockholders that hold 5% or more of the Company’s common stock. An assessment of such ownership changes under Section 382 was not completed through December 31, 2021. To the extent that an assessment is completed in the future, the Company’s ability to utilize tax attributes could be restricted on a year-by-year basis and certain attributes could expire before they are utilized. The Company will examine the impact of any potential ownership changes in the future.

The Company has elected to record the inclusion related to the Global Intangible Low-Taxed Income (GILTI) in the period incurred. The estimated GILTI inclusion generated by the Company’s wholly-owned controlled foreign corporation in the United Kingdom for the year ended December 31, 2021 was $0.9 million. This amount is included in the income tax provision, however, has zero impact to the provision due to the full valuation allowance.

The Company has established a full valuation allowance for its deferred tax assets due to uncertainties that preclude it from determining that it is more likely than not that the Company will be able to generate sufficient taxable income to realize such assets. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2021. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth. Based on this evaluation, as of December 31, 2021, a full valuation allowance of $19.9 million has been recorded against the Company net deferred tax assets, as the Company has determined that none of the Company’s balance of deferred tax assets is more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted in the future if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, such as estimates of future taxable income during carryforward periods and the Company’s projections for growth.

The following table summarizes the changes to unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2021	2020
Beginning balance of unrecognized tax benefits	$258	$168
Additions based on tax positions related to the current year	2,741	90
Ending balance of unrecognized tax benefits	$2,999	$258

The amount of the unrecognized tax benefits that would impact the effective tax rate, absent the valuation allowance, would be $3.0 million. Due to the full valuation allowance, the impact, however, is zero. At December 31, 2021 and 2020, the Company has not accrued any interest or penalties related to uncertain tax positions. The Company does not anticipate that there will be a significant change in the amount of unrecognized tax benefits over the next 12 months. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company is subject to taxation in the United States and the UK. The Company’s federal and state returns since inception are subject to examination due to the carryover of net operating losses. The Company has not been, nor is it currently, under examination by any tax authorities. The UK tax returns from 2018 forward are subject to examination by the UK tax authorities.

10. Commitments and Contingencies

Operating Leases

In June 2018, the Company leased certain office space for its U.S. headquarters in San Diego, California under a non-cancelable operating lease with terms through July 2023, with an option to extend the terms for the entire premises for a period of five years.

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

The rent expense in the United States for the years ended December 31, 2021 and 2020 totaled $0.4 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively.

In December 2018, the Company leased certain office space for its UK subsidiary under a non-cancelable operating lease with lease terms through November 2021. The Company extended the lease for an additional one year per the terms of the agreement. The rent expense in the UK is immaterial.

Future annual minimum payments under the non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,
2022	$501
2023	430
2024	322
2025	332
Thereafter	313
Total minimum lease payments	$1,898

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

401(k) Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. Matching contributions to the 401(k) plan are made for certain eligible employees to meet non-discrimination provisions of the plan. During the years ended December 31, 2021 and 2020, the expense recorded by the Company was immaterial.

11. Subsequent Events

On January 28, 2022, Vineet R. Jindal notified the Company that he will resign as Chief Financial Officer effective March 31, 2022. In connection with Mr. Jindal’s resignation, the Company entered into a Transition, Separation and Consulting Agreement with Mr. Jindal (Separation Agreement). Mr. Jindal’s resignation and his Separation Agreement is not expected to have material impact on the Company’s consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2022 Annual Meeting of Stockholders (the Proxy Statement), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated herein by reference.

Code of Business Conduct and Ethics

We maintain a Code of Conduct that applies to all our employees, officers and directors. This includes our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The full text of our Code of Conduct is posted on our website at www.reneopharma.com. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director that are required to be disclosed pursuant to SEC rules, we will promptly disclose the nature of the amendment or waiver on our website or in a current report on Form 8-K.

Item 11. Executive Compensation

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial statements

The financial statements filed as part of this Annual Report are included in Part II, Item 8 of this Annual Report.

(2)	Financial statement schedules

Financial statement schedules have been omitted in this Annual Report because they are not applicable, not required under the instructions, or the information requested is set forth in the financial statements or related notes thereto.

(3)	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit Number		Description

3.1		Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 13, 2021).

3.2		Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 13, 2021).

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

4.3	*	Description of Common Stock of the Registrant.

Agreements with Executive Officers and Directors

10.1	+

Employment Agreement by and between the Registrant and Alejandro Dorenbaum, M.D., dated January 1, 2018 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-254534), filed with the SEC on April 5, 2021).

10.2	+

Letter Agreement by and between the Registrant and Niall O’Donnell, Ph.D., dated February 1, 2018 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-254534), filed with the SEC on April 5, 2021).

10.3	+

Letter Agreement by and between the Registrant and Michael Grey, dated February 12, 2018, as amended on December 7, 2020 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-254534), filed with the SEC on April 5, 2021).

10.4	+

Letter Agreement by and between the Registrant and Lon Cardon, Ph.D., dated January 30, 2019 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-254534), filed with the SEC on April 5, 2021).

10.5	+

Employment Agreement by and between the Registrant and Gregory J. Flesher, dated November 2, 2020 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-254534), filed with the SEC on April 5, 2021).

10.6	+

Employment Agreement by and between the Registrant and Michael Cruse, dated November 20, 2020 (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-254534), filed with the SEC on April 5, 2021).

10.7	+

Letter Agreement by and between the Registrant and Eric M. Dube, Ph.D., dated March 10, 2021 (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-254534), filed with the SEC on April 5, 2021).

10.8	+

Employment Agreement by and between the Registrant and Vineet R. Jindal, dated March 19, 2021 (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-254534), filed with the SEC on April 5, 2021).

10.9	+

Employment Agreement by and between the Registrant and Ashley F. Hall, J.D., dated October 11, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2021 (File No. 001-40315).

Exhibit Number		Description

10.10	+

Form of Indemnity Agreement by and between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-254534), filed with the SEC on April 5, 2021).

10.11	+*	Reneo Pharmaceuticals, Inc. 2021 Non-Employee Director Compensation Policy, as amended.

10.12	+*	Transition, Separation and Consulting Agreement by and between the Registrant and Wendy Johnson, dated December 23, 2021.

10.13	+*	Letter Agreement by and between Registrant and Paul W. Hoelscher, dated January 20, 2022.

10.14	+*	Transition, Separation and Consulting Agreement by and between the Registrant and Vineet R. Jindal, dated February 2, 2022.

Patent and License Agreements

10.14	#

License Agreement by and between the Registrant and vTv Therapeutics LLC, dated December 21, 2017 (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-254534), filed with the SEC on April 5, 2021).

Equity Compensation Plans and Policies

10.15	+

Reneo Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended, and UK Sub-Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-254534), filed with the SEC on April 5, 2021).

10.16	+

Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Reneo Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended, and UK Sub-Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-254534), filed with the SEC on April 5, 2021).

10.17	+

Reneo Pharmaceuticals, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-254534), filed with the SEC on April 5, 2021).

10.18	+

Forms of (i) Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise and (ii) Stock Option Grant Notice - International, Stock Option Agreement - International and Notice of Exercise - International under the Reneo Pharmaceuticals, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-254534), filed with the SEC on April 5, 2021).

10.19	+

Forms of (i) Restricted Stock Unit Award Grant Notice and Award Agreement and (ii)  Restricted Stock Unit Award Grant Notice - International and Award Agreement - International under the Reneo Pharmaceuticals, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-254534), filed with the SEC on April 5, 2021).

10.20	+

Forms of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise for Inducement Grant Outside of the Reneo Pharmaceuticals, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2021).

10.21	+

Forms of RSU Award Grant Notice and Award Agreement (RSU Award) for Inducement Grant Outside of the Reneo Pharmaceuticals, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2021).

Exhibit Number		Description
10.22	+

Reneo Pharmaceuticals, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-254534), filed with the SEC on April 5, 2021).

10.23	+

Reneo Pharmaceuticals, Inc. Severance Benefit Plan, as amended, and form of Participation Agreement thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2021).

10.24	+

Reneo Pharmaceuticals, Inc. UK Sharesave Sub-Plan to the Reneo Pharmaceuticals, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2021).

Other

21.1	*	Subsidiaries of the Registrant.

23.1	*	Consent of independent registered public accounting firm.

24.1	*	Power of Attorney (see signature page).

31.1	*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed with this Annual Report on Form 10-K.
†

This certification shall not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

+	Indicates Management contract or compensatory plan.
#

Pursuant to Item 601(b)(10) of Regulation S-K, certain portions of this exhibit have been omitted by means of marking such portions with asterisks because the Registrant has determined that the information is not material and is the type that the Registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENEO PHARMACEUTICALS, INC..
March 23, 2022
	By:	/s/ Gregory J. Flesher
Gregory J. Flesher
President & Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gregory J. Flesher and Vineet R. Jindal and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gregory J. Flesher	President and Chief Executive Officer	March 23, 2022
Gregory J. Flesher	(Principal Executive Officer)

/s/ Vineet R. Jindal	Chief Financial Officer	March 23, 2022
Vineet R. Jindal	(Principal Financial and Accounting Officer)

/s/ Michael Grey	Executive Chairman	March 23, 2022
Michael Grey

/s/ Lon Cardon	Director	March 23, 2022
Lon Cardon, Ph. D.

/s/ Eric Dube	Director	March 23, 2022
Eric Dube, Ph. D.

/s/ Paul W. Hoelscher	Director	March 23, 2022
Paul W. Hoelscher

/s/ Edward T. Mathers	Director	March 23, 2022
Edward T. Mathers

/s/ Bali Muralidhar	Director	March 23, 2022
Bali Muralidhar, M.D., Ph. D.

/s/ Niall O’Donnell	Director	March 23, 2022
Niall O’Donnell, Ph. D.

/s/ Stacey D. Seltzer	Director	March 23, 2022
Stacey D. Seltzer