Form 10-Q
period 2022-03-31
Reneo Pharmaceuticals, Inc.
filed 2022-05-10
CIK 1637715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 4, 2022, there were 24,458,550 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RENEO PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(In thousands, except share and par value data)

	As of March 31, 2022	As of December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$121,094	$124,660
Short-term investments	17,568	23,010
Prepaid expenses and other current assets	4,053	6,064
Total current assets	142,715	153,734
Property and equipment, net	237	212
Right-of-use assets	1,382	—
Other non-current assets	78	78
Total assets	$144,412	$154,024
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,566	$2,022
Accrued expenses	5,887	4,180
Operating lease liabilities, current portion	457	—
Total current liabilities	7,910	6,202
Operating lease liabilities, less current portion	1,127	—
Other long-term liabilities	—	167
Performance award	57	444
Total liabilities	9,094	6,813
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2022 and December 31, 2021; 24,458,550 shares issued and outstanding at March 31, 2022; and 24,457,838 and 24,455,390 shares issued and outstanding at December 31, 2021, respectively	3	3
Additional paid-in capital	233,015	231,902
Accumulated deficit	(97,764)	(84,728)
Accumulated other comprehensive income	64	34
Total stockholders’ equity	135,318	147,211
Total liabilities and stockholders’ equity	$144,412	$154,024

The accompanying notes are an integral part of these consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$9,278	$5,472
General and administrative	3,737	1,742
Total operating expenses	13,015	7,214
Loss from operations	(13,015)	(7,214)
Other (loss) income	(21)	2
Net loss	(13,036)	(7,212)
Unrealized gain on short-term investments	30	—
Comprehensive loss	$(13,006)	$(7,212)
Net loss per share attributable to common stockholders, basic and diluted	$(0.53)	$(3.48)
Weighted-average shares used in computing net loss per share, basic and diluted	24,458,290	2,070,935

The accompanying notes are an integral part of these consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Three Months Ended March 31, 2022
	Convertible							Accumulated
	Preferred Stock						Additional	Other		Total
	Series A		Series B		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances, December 31, 2021	—	$—	—	$—	24,455,390	$3	$231,902	$34	$(84,728)	$147,211
Stock based compensation	—	—	—	—	—	—	1,107	—	—	1,107
Stock option exercise and common shares vested	—	—	—	—	3,160	—	6	—	—	6
Other comprehensive income	—	—	—	—	—	—	—	30	—	30
Net loss	—	—	—	—	—	—	—	—	(13,036)	(13,036)
Balances, March 31, 2022	—	$—	—	$—	24,458,550	$3	$233,015	$64	$(97,764)	$135,318

	Three Months Ended March 31, 2021
	Convertible							Accumulated
	Preferred Stock						Additional	Other		Total
	Series A		Series B		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balances, December 31, 2020	24,302,472	$45,652	23,440,514	$47,068	2,053,070	$—	$2,843	$—	$(44,958)	$(42,115)
Issuance of series B convertible preferred stock, net of issuance costs of $29	—	—	23,440,514	47,356	—	—	—	—	—	—
Stock based compensation	—	—	—	—	—	—	471	—	—	471
Stock option exercise	—	—	—	—	70,663	—	139	—	—	139
Net loss	—	—	—	—	—	—	—	—	(7,212)	(7,212)
Balances, March 31, 2021	24,302,472	$45,652	46,881,028	$94,424	2,123,733	$—	$3,453	$—	$(52,170)	$(48,717)

The accompanying notes are an integral part of these consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(13,036)	$(7,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,107	471
Depreciation and amortization	19	10
Amortization/accretion on short-term investments	1	—
Changes in the fair value of performance award	(387)	—
Non-cash lease expense	143	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,251	(927)
Prepaid expenses and other assets	2,011	(929)
Operating lease liabilities	(108)	—
Other current and long-term liabilities	—	(2)
Net cash used in operating activities	(8,999)	(8,589)
Cash flows from investing activities
Purchases of property and equipment	(44)	(25)
Purchase of available-for-sale short-term investments	(16,029)	—
Proceeds from maturities of available-for-sale short-term investments	21,500	—
Net cash provided by (used in) investing activities	5,427	(25)
Cash flows from financing activities
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	47,258
Proceeds from issuance of common stock pursuant to equity award plans	6	187
Costs paid in connection with initial public offering	—	(1,223)
Net cash provided by financing activities	6	46,222
Net (decrease) increase in cash and cash equivalents	(3,566)	37,608
Cash and cash equivalents, beginning of period	124,660	53,613
Cash and cash equivalents, end of period	$121,094	$91,221
Noncash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$1,524	$—
Noncash investing and financing activities:
Property and equipment in accounts payable	$—	$2
Unpaid Series B convertible preferred stock issuance costs	$—	$19
Accrued deferred initial public offering costs	$—	$361

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

Liquidity

Since inception in 2014, the Company has incurred significant losses and negative cash flows from operations. As of March 31, 2022, the Company had cash, cash equivalents and short-term investments of $138.7 million and an accumulated deficit of $97.8 million. Due to the Company’s continuing research and development activities, the Company expects to continue to incur net losses into the foreseeable future and may never become profitable. As a result, the Company will need to raise capital through public or private equity or debt financings, government or other third-party funding, collaborations, strategic alliances and licensing arrangements or a combination of these.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The Company has prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information not misleading. The Company recommends that the unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements, have been included in the accompanying unaudited financial statements. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of March 31, 2021; all intercompany transactions and balances have been eliminated.

Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of these consolidated financial statements for the three months ended March 31,2022 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (ASC 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheets for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires a lessee to recognize a liability for lease payments (lease liability) and a right-of-use (ROU)assets (representing its right to use the underlying asset for the lease term) on the balance sheet. In July 2018, the FASB issued ASU 2018-11, Leases (ASC 842): Targeted Improvements, which provides entities an optional transition method to apply the new guidance as of the adoption date, rather than as of the earliest period presented. In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the effective date, unless the lease was modified, to not reassess (a) whether a contract is or contains a lease, (b) lease classification or (c) determination of initial direct costs, which effectively allows entities to carryforward accounting conclusions under previous GAAP. The Company early adopted this standard on January 1, 2022, using the optional transitional method and elected the package of practical expedients in transition for leases that commenced prior to January 1, 2022.

As a result of implementing ASC 842, the Company recognized operating lease ROU assets of $1.5 million and lease liabilities of $1.7 million on January 1, 2022, with no impact on its beginning retained earnings, consolidated statements of operations and comprehensive loss, or cash flows. See Note 6, Leases, for further details.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The standard simplifies the accounting for income taxes, eliminates certain exceptions within Accounting Standards Codification (ASC) 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The new guidance was effective for the Company as of January 1, 2022. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company adopted this standard on January 1, 2022. Adoption of this standard had no material impact on the Company’s consolidated financial position, results of operations or cash flows.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (ASC 326), Measurement of Credit Losses on Financial Instruments. The standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction in the carrying value of the asset. Entities will no longer be permitted to consider the length of time that fair value has been less than amortized cost when evaluating when credit losses should be recognized. This new guidance is effective for the Company as of January 1, 2023. The Company is currently evaluating the impact of this ASU and does not expect that adoption of this standard will have a material impact on its consolidated financial statements and related disclosures.

3. Net Loss Per Share

The Company computes basic loss per share by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company’s stock options and convertible preferred stock, which are convertible into shares of the Company’s common stock. As of March 31, 2022, no shares of convertible preferred stock were outstanding. No shares related to the convertible preferred stock were included in the diluted net loss per share calculation for the three months ended March 31, 2021 because the inclusion of such shares would have had an anti-dilutive effect. The shares to be issued upon exercise of all outstanding stock options and restricted stock units were also excluded from the diluted net loss per share calculation for the three months ended March 31, 2022 and 2021 because such shares are anti-dilutive.

Historical outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following:

	As of March 31,
	2022	2021
Convertible preferred stock (as converted)	—	15,907,629
Common stock options outstanding	4,262,702	3,113,640
Unvested restricted stock units	279,500	—
Total	4,542,202	19,021,269

4. Fair Value Measurements

ASC 820, Fair Value Measurement, establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing an asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

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

The Company categorized its money market funds as Level 1, using the quoted prices in active markets. Commercial paper is valued using Level 2 significant other observable inputs. The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets.

In November 2020, in connection with the CEO’s employment agreement he is entitled to receive a special performance award in the amount of $7.5 million (Performance Award), payable in cash, common stock or a combination of cash and common stock, at the election of the Company, based on achievement of certain conditions as described in more detail in Note 8. The Company estimated the fair value of the Performance Award using a Monte Carlo simulation, which incorporates the stock price at the date of the valuation and utilizes Level 3 inputs such as volatility, probabilities of success, and other inputs that are not observable in active markets. The Performance Award is required to be measured at fair value on a recurring basis each reporting period, with changes in the fair value recognized in general and administrative expense in the consolidated statements of operations and comprehensive loss over the derived service period of the award.

No assets or liabilities were transferred into or out of their classifications during the three months ended March 31, 2022.

The recurring fair value measurement of the Company’s assets and liabilities measured at fair value at March 31, 2022 consisted of the following (in thousands):

	Quoted Prices in		Significant
	Active Markets	Significant Other	Unobservable
	For Identical Items	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash and cash equivalents:
Money market investments	$117,921	$—	$—	$117,921
Short-term Investments:
Commercial paper	—	17,568	—	17,568
Total	$117,921	$17,568	$—	$135,489
Liabilities
Performance award	$—	$—	$57	$57
Total	$—	$—	$57	$57

The following table summarizes changes in fair value measurements of the Performance Award during the three months ended March 31, 2022 (in thousands):

Balance as of January 1, 2022	$444
Change in fair value	(387)
Balance as of March 31, 2022	$57

The recurring fair value measurement of the Company’s assets and liabilities measured at fair value at December 31, 2021 consisted of the following (in thousands):

	Quoted Prices in		Significant
	Active Markets	Significant Other	Unobservable
	For Identical Items	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash and cash equivalents:
Money market investments	$118,535	$—	$—	$118,535
Short-term Investments:
Commercial paper	—	23,010	—	23,010
Total	$118,535	$23,010	$—	$141,545
Liabilities
Performance award	$—	$—	$444	$444
Total	$—	$—	$444	$444

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Accrued clinical and regulatory	$2,049	$1,236
Accrued contract manufacturing cost	2,176	1,482
Accrued compensation	1,218	1,027
Accrued research and development-other	444	435
Total accrued expenses	$5,887	$4,180

6. Leases

The Company’s headquarters are located in Irvine, California, where it leases office space. The Company leases additional office space located in San Diego, California, and in Kent, United Kingdom. The lease terms for the Irvine, San Diego, and Kent offices extend through November 30, 2026, July 31, 2023, and December 20, 2022, respectively.

The Company adopted ASU 2016-02 on January 1, 2022, which requires it to recognize a liability for lease payments and a ROU asset on the balance sheet. The Company elected the package of practical expedients permitted within the standard, which allows an entity to forego reassessing (i) whether a contract contains a lease, (ii) classification of leases, and (iii) whether capitalized costs associated with a lease meet the definition of initial direct costs. Also, the Company elected the expedient allowing an entity to use hindsight to determine the lease term and impairment of ROU assets and the expedient to allow the Company to not have to separate lease and non-lease components.

At March 31, 2022, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 5% and 4.1 years, respectively. During the three months ended March 31, 2022, operating lease expenses recognized and cash paid for amounts included for the measurement of lease liabilities were immaterial. The Company has elected to net the amortization of the ROU assets and the reduction of the lease liabilities principal in other current and long-term liabilities in the consolidated statements of cash flows.

Maturities of lease liabilities by fiscal year for our operating leases are as follows:

As of March 31, 2022
2022 (remaining nine months)	$399
2023	414
2024	323
2025	332
Thereafter	285
Total lease payments	1,753
Less: Imputed interest	(169)
Present value of lease liabilities	$1,584

7. Convertible Preferred Stock and Stockholders’ Equity

Series A Convertible Preferred Stock

As of March 31, 2022, there were no shares of Series A convertible preferred stock outstanding. In connection with the IPO (Note 1) in April 2021, all outstanding shares of Series A convertible preferred stock were converted into 5,430,957 shares of common stock.

Series B Convertible Preferred Stock

As of March 31, 2022, there were no shares of Series B convertible preferred stock outstanding. In March 2021, the Company completed milestone closing of it’s the Series B convertible preferred stock financing and sold a total of 23,440,514 shares of Series B convertible preferred stock, at $2.0215 per share for aggregate net proceeds of approximately $47.4 million.

In connection with the IPO in April 2021, all outstanding shares of Series B convertible preferred stock were converted into 10,476,672 shares of common stock.

8. Stock-Based Compensation

In March 2021, the Company’s board of directors adopted the Company’s 2021 Equity Incentive Plan (2021 Plan), which is the successor to the 2014 Equity Incentive Plan (2014 Plan). As of the effectiveness of the 2021 Plan, awards granted under the 2014 Plan that are forfeited or otherwise become available under the 2014 Plan will be included and available for issuance under the 2021 Plan. Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other awards to individuals who are then employees, officers, directors or consultants of the Company, and employees and consultants of the Company’s affiliates.

Under the 2014 Plan, certain employees were granted the ability to early exercise their options. The shares of common stock issued pursuant to the early exercise of unvested stock options are restricted and continue to vest over the requisite service period after issuance. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. As of March 31, 2022, there were no shares subject to stock options that have been early exercised.

Shares Reserved for Future Issuance

As of March 31, 2022, the Company had reserved shares of its common stock for future issuance as follows:

Shares
Reserved
Common stock options outstanding	4,262,702
Unvested restricted stock units	279,500
Available for future grants under the 2021 Equity Incentive Plan	2,165,387
Available for future grants under the 2021 Employee Stock Purchase Plan	479,012
Available for future grants outside of the 2021 Plan as inducement award	100,000
Total shares of common stock reserved	7,286,601

Stock Options

A summary of the Company’s stock option activity and related information during the three months ended March 31, 2022 is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	4,215,643	$5.49	8.5
Granted	233,600	$6.80
Exercised	(713)	$3.45
Forfeited/Expired	(185,828)	$6.48
Outstanding at March 31, 2022	4,262,702	$5.52	8.0	$379
Vested at March 31, 2022	1,490,020	$4.20	6.4	$368
Exercisable at March 31, 2022	2,703,228	$4.49	7.2	$375

Options exercisable at March 31, 2022 include vested options and options eligible for early exercise. All outstanding options as of March 31, 2022 are expected to vest.

Unrecognized stock-based expense at March 31, 2022 was $10.4 million, which is expected to be recognized over a weighted-average vesting term of 2.9 years.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.8%	0.7%
Expected volatility	85.2%	71.2%
Expected term (in years)	6.0	5.9
Expected dividend yield	—%	—%

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

Fair value of common stock. For periods prior to the IPO, since there had been no public market for the Company’s common stock, the Company’s board of directors, with input from management, determined the fair value of the Company’s common stock on each grant date by considering a number of objective and subjective factors, including the most recent independent third-party valuations of the Company’s common stock, sales of the Company’s convertible preferred stock to unrelated third-parties, operating and financial performance of the Company, the lack of liquidity of capital stock and general and industry-specific economic outlook, and the Company’s board of directors’ assessment of additional objective and subjective factors that it believed were relevant.

Performance-Based Restricted Stock Units (PSUs)

The following table summarizes PSU activity as of March 31, 2022, under the 2021 Plan:

		Weighted-
	Number of	Average Grant Date
	PSUs	Fair Value
Outstanding at December 31, 2021	299,500	$6.32
Granted	10,000	8.98
Released	—	—
Cancelled	(30,000)	6.69
Outstanding at March 31, 2022	279,500	$6.37

The PSUs vest based on the Company achieving certain regulatory milestones and are subject to the employee’s continued employment with the Company through the achievement date. The fair value of the awards was based on the value of the Company’s common stock at the date of the award and expense recognition is based on the probability of achieving the performance metric. The Company concluded that achievement of the performance conditions was not probable as of March 31, 2022, and therefore no compensation expense was recognized for the three months ended March 31, 2022 in connection with the PSUs. Compensation cost is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions.

Market-Based Awards

Restricted Stock Units

In December 2021, the Company granted 100,000 market-based restricted stock units (MRSUs) to its chief executive officer (CEO) pursuant to the 2021 Plan. The MRSUs vest based on the Company’s closing stock price trading above $20 per share for 30 consecutive trading days subject to the employee’s continued employment with the Company through the date of achievement. The share price of the Company’s common stock on the date of issuance of the MRSUs was $6.69 per share. The fair value was $0.4 million based on Monte Carlo simulation model on the grant date. Compensation expense is recognized over the derived service period of 3 years. Stock-

based compensation expense in connection with the MRSUs was immaterial for the three months ended March 31, 2022. As of March 31, 2022, there was $0.4 million of unrecognized compensation expense related to this MRSU.

Performance Award

In November 2020, in connection with the CEO’s employment agreement he is entitled to receive a Performance Award in the amount of $7.5 million, payable in cash, common stock or a combination of cash and common stock, at the election of the Company, in the event that (i) the Company’s market value exceeds $750 million utilizing the volume-weighted average of the closing sale price of its common stock on the Nasdaq Stock Market or other principal exchange for each of the 30 trading days immediately prior to the measurement date, or (ii) the fair market value of the net proceeds available for distribution to the Company’s stockholders in connection with a change in control as defined in the Company’s severance benefit plan, as determined in good faith by its board of directors, exceeds $750 million. The Company has determined that the Performance Award is subject to ASC 718, Compensation – Stock Compensation and includes both market and performance conditions. Since the IPO, neither of the events have yet been satisfied. The Company estimated the fair value of the Performance Award at each reporting period using the Monte Carlo simulation (Note 4), which is recognized as compensation cost over the derived service period.

During the three-months ended March 31, 2022, the Company reversed $0.4 million in compensation expenses as a direct result of decreased value of the Performance Award caused by a decline in the Company’s common stock price.

As of March 31, 2021, prior to the IPO, the Performance Award was not probable of being achieved; therefore, no stock-based compensation expense was recognized during the three months ended March 31, 2021.

2021 Employee Stock Purchase Plan (ESPP)

In March 2021, the Company’s board of directors adopted the ESPP, which became effective immediately prior to the execution of the underwriting agreement in connection with the Company’s IPO. As of March 31, 2022, 8,624 shares have been issued under the ESPP.

In September 2021, the Company’s board of directors adopted the Company’s 2021 UK Sharesave Sub-plan (SAYE). An allocation of 25,875 shares of common stock from the ESPP reserve pool was approved and reserved for issuance under the SAYE. No shares have been issued under the SAYE through March 31, 2022.

The stock-based compensation expense related to the ESPP and SAYE for the three months ended March 31, 2022, was immaterial.

The following table summarizes stock compensation expense, including expense associated with award modifications for unvested options, reflected in the unaudited consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$387	$364
General and administrative	720	107
Total	$1,107	$471

9. License Agreement

In December 2017, the Company entered into a License Agreement with vTv Therapeutics LLC (vTv Therapeutics) (the vTv License Agreement), under which the Company obtained an exclusive, worldwide, sublicensable license under certain vTv Therapeutics intellectual property to develop, manufacture and commercialize PPARδ agonists and products containing such PPARδ agonists, including REN001, for any therapeutic, prophylactic or diagnostic application in humans. To date, the Company has paid a $3.0 million upfront payment and a total of $2.0 million in milestone payments and issued an aggregate of 576,443 shares of our common stock to vTv Therapeutics.

Upon the achievement of certain pre-specified development and regulatory milestones, the Company is also required to pay vTv Therapeutics milestone payments totaling up to $64.5 million. The Company is also required to pay vTv Therapeutics up to $30.0 million in total sales-based milestones upon achievement of certain sales thresholds of the licensed product. In addition, the Company is obligated to make royalty payments to vTv Therapeutics at mid-single digit to low teen percentage royalty rates, based on tiers of annual net sales of licensed products, subject to certain customary reductions. There were no milestone payments achieved or recorded for the three months ended March 31, 2022 and 2021.

10. Subsequent Events

On May 2, 2022, the Company entered into a sales agreement with SVB Securities LLC (ATM facility), under which the Company may offer and sell, from time to time at its sole discretion, up to $20.0 million in shares of its common stock. The Company has not yet sold any shares of its common stock under the ATM facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021. Unless otherwise indicated, all references in this Quarterly Report on Form 10-Q to “Reneo,” the “company,” “we,” “our,” “us” or similar terms refer to Reneo Pharmaceuticals, Inc. and its subsidiary.

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

The PPAR family of nuclear hormone receptors, PPARα, PPARγ, and PPARδ, control the transcription of genes critical for regulating energy metabolism and homeostasis. PPARδ is highly expressed in muscle, kidney, brain, and liver tissue. Activation of PPARδ results in changes in the expression of genes involved with multiple aspects of energy metabolism including uptake of fatty acids, utilization of fatty acids as an energy source, and mitochondrial biogenesis.

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

Based on these results, we initiated a global, randomized, double-blind, placebo-controlled Phase 2b study of REN001 in patients with PMM (STRIDE study). The first patient was dosed in July 2021, and as of May 2022 we achieved 50% of our target enrollment. We expect to complete enrollment by year-end 2022 and announce results in 2023. We are also conducting an open-label, long-term safety trial outside the United States in a subset of patients from the STRIDE study (STRIDE AHEAD study). The first patient was dosed in January 2022, and we anticipate preliminary data from this study in 2023. Following our interactions with United States and several European regulatory agencies, we believe that positive results from these trials could support registration of REN001 for PMM in both the United States and in Europe.

We completed enrollment of an open-label Phase 1b study in patients with four different LC-FAOD enzyme defects to assess the safety and tolerability of REN001, and measure changes in functional tests such as walk distance, exercise capacity and patient-reported symptoms that could serve as potential endpoints in future clinical studies. We also completed enrollment of a natural history study in patients with LC-FAOD (FORWARD study). The FORWARD study is an observational, non-interventional study to better understand the changes in patient function and symptoms over time. We anticipate results from both studies in July 2022.

Since our inception in 2014, our operations have primarily focused on raising capital, establishing and protecting our intellectual property portfolio, organizing and staffing our company, business planning, and conducting preclinical, clinical and manufacturing development for REN001. We do not have any product candidates approved for sale, have not generated any revenue from product sales, and do not expect to generate revenues from the commercial sale of our product candidate for several years, if ever. Since inception, we have incurred significant operating losses. Our net losses were $13.0 million and $7.2 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $97.8 million, and cash, cash equivalents and short-term investments of $138.7 million. We have funded our operations primarily through the issuance and sale of equity securities.

In May 2022, we entered into a sales agreement with SVB Securities LLC (ATM facility) under which we may offer and sell, from time to time at its sole discretion, up to $20.0 million in shares of our common stock. We have not yet sold any shares of our common stock under the ATM facility.

We expect to continue to incur net operating losses for at least the next several years, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase as we conduct our ongoing and planned clinical trials and preclinical studies, engage in other research and development activities, seek regulatory approvals for any product candidates that successfully complete clinical trials, incur development milestone payments related to our research and development activities, prepare for commercialization, hire additional personnel, and protect our intellectual property.

Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities. As a result, we will need to raise additional capital. Until such time as we can generate significant revenue from sales of our product candidate, if ever, we expect to finance our operations through public or private equity offerings or debt financings, credit or loan facilities, collaborations, strategic alliances, licensing arrangements or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic, as well as actual or perceived changes in interest rates and economic inflation. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Based upon our current operating plan, we believe that our cash, cash equivalents, and short-term investments as of March 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into 2024.

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

COVID-19

The COVID-19 pandemic continues to evolve, and we will continue to monitor the COVID-19 situation closely. The extent of the impact of COVID-19 on our business, operations and clinical development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the pandemic, including new variants of the virus, and its impact on our clinical trial enrollment, trial sites, contract research organizations, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. For example, our Phase 1b study of REN001 in PMM patients was closed early as a result of COVID-19, and we may face future clinical trial disruptions. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. As a result of COVID-19, we have taken precautionary measures in order to minimize the risk of the virus to our employees and the communities in which we operate. While we have experienced impacts to our clinical development activities as a result of COVID-19, there has been a minimal disruption to date in our ability to ensure the effective operation of our business. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which the COVID-19 pandemic may affect our business, operations and clinical development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain.

License Agreement

In December 2017, we entered into a License Agreement with vTv Therapeutics LLC (vTv Therapeutics) (the vTv License Agreement), under which we obtained an exclusive, worldwide, sublicensable license under certain vTv Therapeutics intellectual property to develop, manufacture and commercialize PPARδ agonists and products containing such PPARδ agonists, including REN001, for any therapeutic, prophylactic or diagnostic application in humans. Under the terms of the vTv License Agreement, we paid vTv Therapeutics an initial upfront license fee of $3.0 million and $2.0 million of milestone payments and issued an aggregate of 576,443 shares of our common stock to vTv Therapeutics.

Upon the achievement of certain pre-specified development and regulatory milestones, we are also required to pay vTv Therapeutics milestone payments totaling up to $64.5 million. We are also required to pay vTv Therapeutics up to $30.0 million in total sales-based milestones upon achievement of certain sales thresholds of the licensed product. In addition, we are obligated to make tiered royalty payments to vTv Therapeutics at mid-single digit to low teen percentage royalty rates, based on tiers of annual net sales of licensed products, subject to certain customary reductions. There were no milestone payments achieved or recorded for the three months ended March 31, 2022 and 2021.

Components of Our Results of Operations

Operating Expenses

Research and Development Expenses

To date, our research and development expenses have primarily related to preclinical and clinical development of REN001. Research and development expenses include:

●	personnel expenses, including salaries, benefits, and stock-based compensation expense;
●	external expenses incurred under agreements with contract research organizations (CROs), investigative sites and consultants to conduct and support our preclinical studies and clinical trials;
●	raw materials related to manufacturing of our product candidate for clinical trials and preclinical studies, including fees paid to third-party manufacturers;
●	expenses related to regulatory activities, including filing fees paid to regulatory agencies;
●	facility costs including rent, depreciation, and maintenance expenses; and
●	fees for maintaining licenses under our third-party licensing agreements.

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

The following table summarizes our research and development expenses for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Clinical and regulatory	$4,711	$3,272
Contract manufacturing cost	2,339	1,241
Nonclinical	1,392	563
Research and development-other expense	836	396
Total	$9,278	$5,472

We expect our research and development expenses to increase substantially for the foreseeable future as we advance our product candidate into and through clinical trials, continue to conduct preclinical studies and pursue regulatory approval of our product candidate. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our product candidate may be affected by a variety of factors including: the safety and efficacy of our product candidate, early clinical data, investment in our clinical program, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for our product candidate. As a result of the uncertainties discussed above, at this time we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of and obtain regulatory approval for our product candidate. Our research and development costs may vary significantly based on factors such as:

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel expenses, including salaries, benefits, and stock-based compensation expense, for personnel in executive, finance, accounting, and human resource and other administrative functions. General and administrative expenses also include corporate facility costs not otherwise included in research and development expenses, legal fees related to intellectual property and corporate matters, insurance costs and fees for accounting and consulting services.

We expect our general and administrative expenses to increase for the foreseeable future to support continued research and development activities, including our ongoing and planned research and development of our product candidate for multiple indications.

Other (Loss) Income

Other (loss) income consists of interest income on our cash, cash equivalents, and short-term investments.

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021 (Unaudited)

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Operating expenses:
Research and development	$9,278	$5,472	$3,806
General and administrative	3,737	1,742	1,995
Total operating expenses	13,015	7,214	5,801
Loss from operations	(13,015)	(7,214)	(5,801)
Other (loss) income	(21)	2	(23)
Net loss	$(13,036)	$(7,212)	$(5,824)

Operating Expenses

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2022 were $9.3 million, compared to $5.5 million for the three months ended March 31, 2021. This increase of $3.8 million was primarily due to an increase of $2.2 million related to clinical trial and manufacturing costs associated with the launch of our STRIDE and FORWARD studies as well as our Phase 1b clinical trials of LC-FAOD. In addition, there was a $0.8 million increase in non-clinical activities and a $0.8 million increase in personnel-related costs due to the additional headcount required to support our clinical and manufacturing operations.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2022 were $3.7 million, compared to $1.7 million during the three months ended March 31, 2021. This increase of $2.0 million was primarily attributable to increased costs to operate as a public company, including increases in outside professional services of $0.7 million, personnel-related expenses of $0.6 million, and insurance premiums of $0.3 million.

Other (Loss) Income

Other (loss) income for the three months ended March 31, 2022 and 2021 was immaterial.

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

In May 2022, we entered into the ATM facility under which we may offer and sell, from time to time at its sole discretion, up to $20.0 million in shares of our common stock. We have not yet sold any shares of our common stock under the ATM facility.

Cash Flows

The following table summarizes our cash flows (unaudited and in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(8,999)	$(8,589)
Net cash provided by (used in) investing activities	5,427	(25)
Net cash provided by financing activities	6	46,222
Net (decrease) increase in cash and cash equivalents	$(3,566)	$37,608

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $9.0 million, consisting primarily of our net loss of $13.0 million adjusted for non-cash items of $0.9 million primarily due to stock-based compensation expense and $3.2 million net change in operating assets and liabilities. The change in our net operating assets and liabilities was primarily due to an increase in prepaid and other current assets of $2.0 million as a result of prepayments made for clinical trial activities and an increase in accrued expense of $1.3 million due to timing of receipt of invoices and payments.

Net cash used in operating activities for the three months ended March 31, 2021 was $8.6 million, consisting primarily of our net loss of $7.2 million adjusted for non-cash items of $0.5 million primarily consisting of stock-based compensation expense and a $1.9 million net change in operating assets and liabilities.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2022 was $5.4 million which was transferred to cash and cash equivalents, and consisted primarily of the proceeds from maturities of available-for-sale short-term investments of $21.5 million offset by the purchase of available-for-sale short-term investments of $16.0 million.

Net cash used in investing activities for the three months ended March 31, 2021 was immaterial.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 was immaterial.

Net cash provided by financing activities for the three months ended March 31, 2021 was $46.2 million, consisting primarily of $47.4 million of net proceeds from the issuance of Series B convertible preferred stock, offset by $1.2 million of costs incurred in connection with our initial public offering (IPO).

Funding Requirements

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

As of March 31, 2022, we had $138.7 million in cash, cash equivalents and short-term investments. We believe, based upon our current operating plan, that our cash, cash equivalents and short-term investments as of March 31, 2022 will be sufficient to fund our planned operations into 2024.

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

Material Cash Requirements

The discussion below summarizes our significant contractual obligations and commitments as of March 31, 2022.

Leases. See Note 6 of Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information, including the future operating lease minimum payments.

Performance Award. See Note 8 of Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information, including the maximum payout.

vTv License Agreement. See Note 9 of Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information, including the milestone payments, associated with the vTv License Agreement.

In addition to contractual obligations above, we also expect to have future material cash requirements related to our contract manufacturing, preclinical and clinical programs, personnel expenses, and commercialization activities.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021, and the notes to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2022, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Principal Executive Officer and our Principal Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

●	We have incurred significant net losses since our inception in 2014 and anticipate that we will continue to incur significant net losses for the foreseeable future.
●	We will need substantial additional capital to develop REN001 and any future product candidates and implement our operating plan. If we fail to obtain additional financing, we may be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
●	We currently depend entirely on the success of REN001, which is our only product candidate. If we are unable to advance REN001 in clinical development, obtain regulatory approval, and ultimately commercialize REN001, or experience significant delays in doing so, our business will be materially harmed.
●	Our clinical trials may fail to adequately demonstrate the safety and efficacy of REN001, which could prevent or delay regulatory approval and commercialization.
●	Preclinical and clinical drug development is a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results.
●	Any delays in the commencement or completion, or termination or suspension, of our clinical trials could result in increased costs to us, delay or limit our ability to generate revenue, and adversely affect our commercial prospects.
●	The regulatory approval process is lengthy, expensive and uncertain, and we may be unable to obtain regulatory approval for our product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of our product candidates and adversely impact our ability to generate revenue, our business and our results of operations.
●	Our business has been and could continue to be adversely affected by the evolving and ongoing COVID-19 global pandemic in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic could adversely affect our operations, as well as the business or operations of our manufacturers, clinical research organizations (CROs), or other third parties with whom we conduct business.
●	If the market opportunities for REN001 and any future product candidates are smaller than we believe they are, or we face substantial competition in our markets, our future revenue may be adversely affected, and our business may suffer.
●	We may not be successful in our efforts to expand our pipeline by identifying additional indications for which to investigate REN001 in the future. We may expend our limited resources to pursue a particular indication or formulation for REN001 and fail to capitalize on product candidates, indications or formulations that may be more profitable or for which there is a greater likelihood of success.
●	We currently have no marketing and sales organization. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell REN001 and any future product candidates, we may not be able to generate product revenues.

Risks Related to Our Reliance on Third Parties

●	We depend on a license agreement with vTv Therapeutics, and termination of this license could result in the loss of significant rights, which would harm our business.
●	We rely on third parties to conduct, supervise, and monitor our clinical trials. If these third parties do not successfully carry out their contractual duties, meet rigorously enforced regulatory requirements, or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize REN001.
●	We rely completely on third parties to manufacture our preclinical and clinical drug supplies and we intend to rely on third parties to produce commercial supplies of REN001 and any future product candidates, if approved, and these third parties may fail to obtain and maintain regulatory approval for their facilities, fail to provide us with sufficient quantities of drug product or fail to do so at acceptable quality levels or prices.

Risks Related to Our Intellectual Property

●	If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection and/or other market exclusivity, our ability to prevent our competitors from commercializing similar or identical product candidates may be adversely affected.

Risks Related to Ownership of Our Common Stock

●	Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

RISK FACTORS

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the risks described below could harm our business, financial condition, results of operations, growth prospects, and/or stock price or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect changes from the similarly titled risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant net losses since our inception. If REN001 is not successfully developed and approved in the United States or Europe, we may never generate any revenue. For the three months ended March 31, 2022 and the year ended December 31, 2021, we reported a net loss of $13.0 million and $39.8 million, respectively. As of March 31, 2022, we had an accumulated deficit of $97.8 million.

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

We will need substantial additional capital to develop REN001 and any future product candidates and implement our operating plan. If we fail to complete additional financings, we may be forced to delay, reduce or eliminate our product development programs or commercialization efforts.*

Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts of capital to continue the clinical development of, and seek regulatory approval for, REN001 and any future product candidates. We will require significant additional amounts of capital in order to prepare for commercialization, and, if approved, to launch and commercialize REN001.

As of March 31, 2022, we had cash, cash equivalents and short-term investments of $138.7 million. We believe, based on our current operating plan, that our cash, cash equivalents and short-term investments as of March 31, 2022 will be sufficient to fund our planned operations into 2024. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future capital requirements will depend on many factors, including:

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

Until such time as we can generate significant revenue from sales of our product candidate, if ever, we expect to finance our operations through public or private equity offerings or debt financings, credit or loan facilities, collaborations, strategic alliances, licensing arrangements or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. In May 2022, we entered into the ATM facility under which we may offer and sell, from time to time, at our sole discretion, up to $20.0 million in shares of our common stock. We have not yet sold any shares of our common stock under the ATM facility.

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

We currently depend entirely on the success of REN001, which is our only product candidate. If we are unable to advance REN001 in clinical development, obtain regulatory approval, and ultimately commercialize REN001, or experience significant delays in doing so, our business will be materially harmed.*

We currently only have one product candidate, REN001, and our business and future success depends entirely on our ability to develop, obtain regulatory approval for, and then successfully commercialize, REN001, which is currently in clinical development for patients with primary mitochondrial myopathy (PMM) and patients with long-chain fatty acid oxidation disorder (LC-FAOD). This may make an investment in our company riskier than similar companies that have multiple product candidates in active development that may be able to better sustain failure of a lead product candidate.

The success of REN001 will depend on several factors, including the following:

●	successful enrollment in our ongoing and planned clinical trials and completion of such clinical trials with favorable results;
●	acceptance by the U.S. Food and Drug Administration (FDA) and European Medicines Agency (EMA) of data from our global Phase 2b or future clinical trials in patients with PMM;
●	demonstrating safety and efficacy to the satisfaction of applicable regulatory authorities;

●	the outcome, timing, and cost of meeting regulatory requirements established by the FDA, EMA, and other comparable foreign regulatory authorities;
●	receipt of marketing approvals from applicable regulatory authorities, including one or more new drug applications (NDAs) from the FDA and marketing authorizations from the European Commission (based on the opinion of the Committee for Medicinal Products for Human Use (CHMP) of the EMA, and maintaining such approvals;
●	establishing commercial manufacturing relationships and receiving/importing commercial supplies approved by the FDA and other regulatory authorities from any future third-party manufacturer;
●	establishing sales, marketing, and distribution capabilities and commercializing REN001, if approved, whether alone or in collaboration with others;
●	acceptance, if and when approved, by patients, the medical community and third-party payors;
●	obtaining and maintaining third-party coverage and adequate reimbursement;
●	establishing and maintaining patent and trade secret protection and regulatory exclusivity for REN001;
●	maintaining an acceptable safety profile of REN001 following approval; and
●	maintaining and growing an organization of people who can develop REN001.

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

Before obtaining regulatory approvals for the commercial sale of a product candidate, we must demonstrate through lengthy, complex, and expensive preclinical testing and clinical trials that a product candidate is both safe and effective for use in each target indication. Clinical trials often fail to demonstrate safety and efficacy of the product candidate studied for the target indication. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization. Further, we have used patient reported outcomes in our clinical trials, including our Phase 1b study of REN001 of PMM, such as the Modified Fatigue Impact Scale, the Brief Pain Inventory assessment, and a 36-item short form survey (SF-36) that assesses the general health of patients. Such patient reported outcomes are based on subjective patient feedback and can be inherently difficult to evaluate. Such patient reported outcomes can be influenced by factors outside of our control and can vary widely from day to day for a particular patient, and from patient-to-patient and site-to-site within a clinical trial. It is possible that the FDA will not accept such patient reported outcomes, and any such non-acceptance may require changes to existing trial protocols or the conduct of additional clinical trials. Moreover, our Phase 2b study of REN001 in patients with PMM and our Phase 1b study in patients with LC-FAOD utilize a12-minute walk test (12MWT) as an assessment of functionality in patients with genetic mitochondrial diseases who commonly lack endurance rather than the more commonly used six-minute walk test (6MWT). Although we believe the 12MWT is the appropriate assessment tool, we cannot guarantee you that the FDA or other regulators will not require clinical results from a 6MWT for approval. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of REN001 in other indications.

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

In addition, ongoing or planned clinical trials may also be impacted by interruptions or delays in the operations of the FDA and comparable foreign regulatory agencies. For example, in certain locations, ECs’ clinical protocol reviews have been delayed due to a backlog of applications requiring review. Such approvals are required to conduct studies at clinical trial sites.

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

While our initial focus is to advance REN001 for PMM to regulatory approval, we plan to conduct several clinical trials for REN001 in parallel over the next several years, including multiple clinical trials in PMM and LC-FAOD, which may make our decision as to which additional indications to focus on more difficult. As a result, we may forego or delay pursuit of opportunities with other indications that could have had greater commercial potential or likelihood of success. However, we may focus on or pursue one or more of our target indications over other potential indications and such development efforts may not be successful, which would cause us to delay the clinical development and approval of REN001. Furthermore, research programs to identify additional indications for REN001 require substantial technical, financial, and human resources. We may also pursue additional formulations for REN001 such as a tablet form. However, we may not successfully develop these additional formulations for chemistry-related, stability-related, or other reasons. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for specific indications may not yield any commercially viable products.

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

We expect to submit a Marketing Authorization Application (MAA) to the EMA for approval of REN001 in the European Union (EU) for the treatment of PMM and other clinical indications if data support registration. As with the FDA, obtaining an MAA, issued by the European Commission, based on the opinion of the CHMP of the EMA, is a similarly lengthy and expensive process. Regulatory authorities in jurisdictions outside of the United States and the EU also have requirements for approval for product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of REN001 in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of REN001 will be harmed, which would adversely affect our business, prospects, financial condition, and results of operations.

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

We intend to seek approval to market REN001 in the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for REN001, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, including those in the EU, the pricing of prescription pharmaceuticals and biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval for a drug candidate and in some countries, products cannot be marketed until after such a price has been agreed. In addition, market acceptance and sales of a product will depend significantly on the availability of coverage and adequate reimbursement from third-party payors for a product and may be affected by existing and future health care reform measures.

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

At the federal level, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to drug pricing in an effort to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of this rule has been delayed until January 1, 2026. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future.

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

We cannot predict the likelihood, nature, or extent of health reform initiatives that may arise from future legislation or administrative action. We expect that the Affordable Care Act and other healthcare reform measures, including those that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. In addition, it is possible that additional governmental action will be taken in response to the COVID-19 pandemic. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from third-party payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize REN001, if approved.

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

Even though we have obtained orphan drug designation for REN001 for the treatment of PMM and LC-FAOD in the United States and long-chain 3-hydroxy acyl-CoA dehydrogenase deficiency (LCHAD) and mitochondrial encephalomyopathy, lactic acidosis, and neurological stroke-like episodes (MELAS) in the EU, we may not be able to obtain or maintain the benefits associated with orphan drug status, including market exclusivity.

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

We conduct our operations in Irvine, California and Sandwich, United Kingdom. These regions serve as the headquarters to many other biotechnology and pharmaceutical companies and academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. The withdrawal of the UK from the EU may also negatively affect our ability to attract and retain employees, particularly those from the EU.

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

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of March 31, 2022, we had 36 employees, 23 of whom are full-time. As our development and commercialization plans and strategies develop, we expect to need additional development, managerial, operational, financial, sales, marketing, and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our employees, independent contractors, principal investigators, CROs, consultants, and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.*

We are exposed to the risk that employees, independent contractors, principal investigators, CROs, consultants, and vendors may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (i) the rules of the FDA and other similar foreign regulatory bodies, including those rules that require the reporting of true, complete, and accurate information to the FDA and other similar foreign regulatory bodies; (ii) manufacturing standards; (iii) healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws or (iv) laws that require the true, complete, and accurate reporting of our financial information or data. These laws may impact, among other things, our current activities with principal investigators and research subjects, as well as proposed and future sales, marketing, and education programs. In particular, the promotion, sales, and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs, and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials.

If we obtain regulatory approval for REN001 and begin commercializing those products in the United States, the EU and other countries or jurisdictions, our potential exposure under the laws of such countries and jurisdictions will increase significantly, and our costs associated with compliance with such laws are also likely to increase. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs and equivalent foreign healthcare programs, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

Our relationships with customers, healthcare providers, and third-party payors may be subject, directly or indirectly, to federal, state and comparable foreign healthcare fraud and abuse laws, false claims laws, and other healthcare laws and regulations. If we or our employees, independent contractors, consultants, commercial partners, or vendors violate these laws, we could face substantial penalties.*

Our relationships with customers, healthcare providers, and third-party payors may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, and other healthcare laws and regulations. These laws may impact, among other things, our clinical research program, as well as our proposed and future sales, marketing, and education programs. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive, and other business arrangements. The U.S. healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

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
●	federal civil and criminal false claims laws, including the federal civil False Claims Act, and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other federal government programs that are false or fraudulent or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government, including federal healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act and the civil monetary penalties statute;
●	the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) which created new federal civil and criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by any trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, which impose requirements on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, and their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information as well as their covered subcontractors; and
●	the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians, (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and purse practitioners), and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members.

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

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.*

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (commonly known as processing) sensitive data, including personal data, proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data (collectively, Sensitive Data). Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of Sensitive Data by us and on our behalf.

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

At the state level, California recently enacted the CCPA, which became effective on January 1, 2020 and creates new individual privacy rights for California consumers (as defined in the law). The CCPA also places increased privacy and security obligations on entities handling certain personal data of consumers or households. Further, the CPRA was recently passed in California. The CPRA, which goes into effect on January 1, 2023, will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of Sensitive Data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required for the CPRA and other recently passed laws, including in Virginia, the Consumer Data Protection Act (CDPA), which goes into effect on January 1, 2023, the Colorado Privacy Act (CPA), which goes into effect on July 1, 2023, and the Utah Consumer Privacy Act (UCPA), which goes into effect on December 31, 2023. The CCPA, CPRA, CDPA, CPA, UCPA and other similar laws pending in several states may impact our business activities and exemplify the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU GDPR and the UK GDPR impose strict requirements for processing personal data. For example, under the EU GDPR and UK GDPR, government regulators may impose temporary or definitive bans on data processing, as well as each regime separately authorizing regulators to impose fines of up: to 20 million euros or 17.5 million pounds (respectively) or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to processing.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that is processed subject to the EU GDPR and/or UK GDPR or originates in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EEA that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. The European Commission released a set of “Standard Contractual Clauses” (SCCs) that are designed to be a valid mechanism to facilitate personal data transfers to recipients located in these jurisdictions. Currently, these SCCs are a valid mechanism to transfer personal data to recipients located outside of the EEA, but there exists some uncertainty regarding whether the SCCs will remain a valid mechanism. The SCCs, as well as the UK specific international data transfer tools mentioned below, impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional contractual, technical and/or organizational measures are necessary to protect the at-issue personal data. In addition, Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection. In addition to the EU’s SCCs, the UK government has separately issued certain UK specific international data transfer tools, which take the place of, or are needed to supplement, the EU’s SCCs, in relation to transfers made subject to the UK GDPR to recipient countries outside of the UK that the UK government does not consider to provide an adequate level of data protection. Furthermore, certain countries outside Europe (e.g., China) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.

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

Since a significant proportion of the regulatory framework in the UK applicable to our business and our product candidates is derived from EU directives and regulations, Brexit, has had, and may continue to have, a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the UK or the EU. For example, Great Britain (GB) is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization (MA) from the European Commission (based on the opinion of the CHMP of the EMA), and a separate MA will be required to market our product candidates in GB, including REN001 and any future product candidates. Any delay in obtaining, or an inability to obtain, any marketing approvals in GB, as a result of Brexit or otherwise, would prevent us from commercializing REN001 in GB and restrict our ability to generate revenue and achieve and sustain profitability. While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the UK and the EU there are additional non-tariff costs to such trade which did not exist prior to the end of the Transition Period, and shipments between the UK and the EU are more likely to be delayed compared to the position prior to Brexit. Further, should the UK diverge from the EU from a regulatory perspective in relation to medicinal products, this could lead to a more complex and costly regulatory burden on us. In addition, while the Trade and Cooperation Agreement provides for mutual recognition of GMP inspections and certificates, it does not provide for contain wholesale mutual recognition of UK and EU pharmaceutical rules and product standards, for example in relation to batch testing and pharmacovigilance, which remain subject to further bilateral discussions. Therefore, additional batch testing between the EU and UK markets and other divergent or duplicative regulatory obligations may be required, which could result in additional expense and supply chain delays. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the UK or the EU for REN001 and any future product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the EU and the UK. It is also possible that Brexit may negatively affect our ability to attract and retain employees in the UK, particularly those from the EU.

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

Our ability to utilize our net operating loss (NOL) carryforwards and certain other tax attributes may be limited.*

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire (if at all). See Note 9, Income Taxes of Notes to Consolidated Financial Statements included in our Annual Report on the Form 10-K for year ended December 31, 2021 for further discussion.

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

We generally seek to protect our products and product candidates and related inventions and improvements that we consider important to our business. We own a portfolio of U.S. and non-U.S. patent applications for REN001 and have licensed rights to a number of U.S. and non-U.S. patents and patent applications for REN001. Some of our owned and licensed patents and patent applications cover or relate to REN001, including composition of matter, uses to treat particular conditions and methods of manufacturing.

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

In addition to the licensed vTv Therapeutics patents and applications relating to REN001, we have filed our own patent applications. We co-own one pending application in the United States and three pending applications in foreign countries, and own three pending applications in the United States, one pending international patent application, an issued patent in Lebanon, and over 25 pending applications in foreign countries, directed to various methods of use of REN001. These patent applications, if issued, would be expected to expire between 2040 and 2043, absent any patent term adjustments or extensions. We also own one issued patent in the United States, one pending application in the United States, two pending international patent applications, and two pending applications in foreign countries directed to methods of manufacturing, and crystalline forms (polymorphs) of REN001. The issued patent, and patent applications if issued, are expected to expire in 2041, absent any patent term adjustments or extensions. Patents related to REN001 may be eligible for patent term extensions in certain jurisdictions, including up to five years in both the United States and the EU, upon approval of a commercial use of the corresponding product by a regulatory agency in the jurisdiction where the patent was granted.

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

Composition of matter patents for pharmaceutical product candidates, in particular patents with claims covering the molecular structure of the active pharmaceutical ingredient, often provide the strongest form of intellectual property protection for those types of products, as such patents provide protection without regard to any variations in formulation, method of use, or manufacturing process of the product. While we have an exclusive license to compositions of matter patents covering the molecular structure of REN001, those patents will likely expire, absent patent term adjustment or extension, before the expiration of any regulatory exclusivity period that we may receive for REN001. We also own one issued patent in the United States, that is expected to expire in 2041, absent any patent term adjustments or extensions, and pending patent applications directed to polymorphs of REN001. We cannot be certain that the claims in our pending patent applications directed to the polymorph of REN001 will be considered patentable by the USPTO or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute. Method of synthesis patents protect the method used to manufacture a product. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product so long as it is made in a different way.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2022, there were 24,458,550 shares of our common stock outstanding.

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

Further, the holders of 13,607,461 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

In May 2022, we entered into the ATM facility under which we may offer and sell, from time to time, at our sole discretion, up to $20 million in shares of our common stock. We have not yet sold any shares of our common stock under the ATM facility.

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

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (commonly known as processing) Sensitive Data. We may rely upon third-party service providers and technologies to operate critical business systems to process Sensitive Data in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive Sensitive Data with or from third parties.

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

Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Further, the COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and Sensitive Data, as more of our employees work from home, utilizing network connections outside our premises.

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

None.

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

As of March 31, 2022, we have not used any of the proceeds from our IPO. We invested the funds received in highly liquid money market funds and short-term investments. The net proceeds from the IPO will be used, together with our cash, cash equivalents, and short-term investments to fund continued research and development of REN0001 in patients with PMM and LC-FAOD, other clinical trials and preclinical studies, and commercial readiness preparations, and to provide funds for working capital and other general purposes. None of the offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

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

10.1†

Letter Agreement by and between Registrant and Paul W. Hoelscher, dated January 20, 2022 (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 23, 2022).

10.2†

Transition, Separation and Consulting Agreement by and between the Registrant and Vineet R. Jindal, dated February 2, 2022 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 23, 2022).

10.3†

Reneo Pharmaceuticals, Inc. Non-Employee Director Compensation Policy, as amended (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 23, 2022).

10.4

Sales Agreement, dated May 2, 2022, by and between the Registrant and SVB Securities LLC (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-264616), filed with the SEC on May 2, 2022).

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Date: May 10, 2022

RENEO PHARMACEUTICALS, INC.

By:	/s/ Gregory J. Flesher
Name:	Gregory J. Flesher
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jennifer P. Lam
Name:	Jennifer P. Lam
Title:	Vice President of Finance and Administration
(Principal Financial and Accounting Officer)