Form 10-Q
period 2022-06-30
Reneo Pharmaceuticals, Inc.
filed 2022-08-09
CIK 1637715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 4, 2022, there were 24,479,646 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RENEO PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(In thousands, except share and par value data)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$118,264	$124,660
Short-term investments	8,588	23,010
Prepaid expenses and other current assets	5,159	6,064
Total current assets	132,011	153,734
Property and equipment, net	236	212
Right-of-use assets	1,283	—
Other non-current assets	78	78
Total assets	$133,608	$154,024
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,560	$2,022
Accrued expenses	6,367	4,180
Operating lease liabilities, current portion	408	—
Total current liabilities	8,335	6,202
Operating lease liabilities, less current portion	1,061	—
Other long-term liabilities	—	167
Performance award	55	444
Total liabilities	9,451	6,813
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2022 and December 31, 2021; 24,479,646 shares issued and outstanding at June 30, 2022; and 24,457,838 and 24,455,390 shares issued and outstanding at December 31, 2021, respectively	3	3
Additional paid-in capital	234,062	231,902
Accumulated deficit	(110,076)	(84,728)
Accumulated other comprehensive income	168	34
Total stockholders’ equity	124,157	147,211
Total liabilities and stockholders’ equity	$133,608	$154,024

The accompanying notes are an integral part of these consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$8,132	$6,279	$17,410	$11,751
General and administrative	4,299	2,949	8,036	4,691
Total operating expenses	12,431	9,228	25,446	16,442
Loss from operations	(12,431)	(9,228)	(25,446)	(16,442)
Other income	119	12	98	14
Net loss	(12,312)	(9,216)	(25,348)	(16,428)
Unrealized gain on short-term investments	104	5	134	5
Comprehensive loss	$(12,208)	$(9,211)	$(25,214)	$(16,423)
Net loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(0.43)	$(1.04)	$(1.40)
Weighted-average shares used in computing net loss per share, basic and diluted	24,463,824	21,364,369	24,461,085	11,770,948

The accompanying notes are an integral part of these consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Convertible Preferred Stock						Additional	Accumulated Other		Total
	Series A		Series B		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances, December 31, 2021	—	$—	—	$—	24,455,390	$3	$231,902	$34	$(84,728)	$147,211
Stock based compensation	—	—	—	—	—	—	1,107	—	—	1,107
Issuance of common stock in connection with equity plans	—	—	—	—	3,160	—	6	—	—	6
Other comprehensive income	—	—	—	—	—	—	—	30	—	30
Net loss	—	—	—	—	—	—	—	—	(13,036)	(13,036)
Balances, March 31, 2022	—	$—	—	$—	24,458,550	$3	$233,015	$64	$(97,764)	$135,318
Stock based compensation	—	—	—	—	—	—	1,006	—	—	1,006
Issuance of commons stock in connection with equity plans	—	—	—	—	21,096	—	41	—	—	41
Other comprehensive income	—	—	—	—	—	—	—	104	—	104
Net loss	—	—	—	—	—	—	—	—	(12,312)	(12,312)
Balances, June 30, 2022	—	$—	—	$—	24,479,646	$3	$234,062	$168	$(110,076)	$124,157

The accompanying notes are an integral part of these consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Continued)

(In thousands, except share data)

(Unaudited)

	Convertible Preferred Stock						Additional	Accumulated Other		Total
	Series A		Series B		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balances, December 31, 2020	24,302,472	$45,652	23,440,514	$47,068	2,053,070	—	$2,843	$—	$(44,958)	$(42,115)
Issuance of series B convertible preferred stock, net of issuance costs of $29	—	—	23,440,514	47,356	—	—	—	—	—	—
Stock based compensation	—	—	—	—	—	—	471	—	—	471
Issuance of common stock in connection with equity plans	—	—	—	—	70,663	—	139	—	—	139
Net loss	—	—	—	—	—	—	—	—	(7,212)	(7,212)
Balances, March 31, 2021	24,302,472	$45,652	46,881,028	$94,424	2,123,733	$—	$3,453	$—	$(52,170)	$(48,717)
Conversion of convertible preferred stock into common stock upon initial public offering	(24,302,472)	(45,652)	(46,881,028)	(94,424)	15,907,629	2	140,076	—	—	140,078
Issuance of common stock in initial public offering, net of offering costs	—	—	—	—	6,250,000	1	84,532	—	—	84,533
Stock based compensation	—	—	—	—	—	—	854	—	—	854
Issuance of common stock in connection with equity plans	—	—	—	—	7,337	—	14	—	—	14
Other comprehensive income	—	—	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	—	—	(9,216)	(9,216)
Balances, June 30, 2021	—	$—	—	$—	24,288,699	$3	$228,929	$5	$(61,386)	$167,551

The accompanying notes are an integral part of these consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(25,348)	$(16,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,113	1,325
Depreciation and amortization	41	20
Amortization/accretion on short-term investments	(22)	33
Changes in the fair value of performance award	(389)	363
Non-cash lease expense	241	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	905	(2,457)
Accounts payable and accrued expenses	1,726	(1,164)
Operating lease liabilities	(222)	—
Other current and long-term liabilities	—	18
Net cash used in operating activities	(20,955)	(18,290)
Cash flows from investing activities
Purchases of property and equipment	(68)	(31)
Purchase of available-for-sale short-term investments	(15,922)	(26,989)
Proceeds from maturities of available-for-sale short-term investments	30,500	—
Net cash provided by (used in) investing activities	14,510	(27,020)
Cash flows from financing activities
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	47,239
Proceeds from initial public offering, net of offering costs	—	84,639
Proceeds from issuance of common stock in connection with equity plans	49	187
Net cash provided by financing activities	49	132,065
Net (decrease) increase in cash and cash equivalents	(6,396)	86,755
Cash and cash equivalents, beginning of period	124,660	53,613
Cash and cash equivalents, end of period	$118,264	$140,368
Noncash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$1,524	$—
Noncash investing and financing activities:
Property and equipment in accounts payable	$—	$10
Accrued deferred initial public offering costs	$—	$30

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

Liquidity

Since inception in 2014, the Company has incurred significant losses and negative cash flows from operations. As of June 30, 2022, the Company had cash, cash equivalents and short-term investments of $126.9 million and an accumulated deficit of $110.1 million. Due to the Company’s continuing research and development activities, the Company expects to continue to incur net losses into the foreseeable future and may never become profitable. As a result, the Company will need to raise capital through public or private equity or debt financings, government or other third-party funding, collaborations, strategic alliances and licensing arrangements or a combination of these.

In May 2022, the Company entered into an at-the-market equity offering sales agreement with SVB Securities LLC (ATM facility) under which the Company may offer and sell, from time to time at its sole discretion, up to $20.0 million in shares of its common stock. The Company has not sold shares of common stock under the ATM facility as of June 30, 2022.

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

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of June 30, 2022; all intercompany transactions and balances have been eliminated.

Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of these consolidated financial statements for the six months ended June 30, 2022 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The ASU clarifies that (1) a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value, (2) an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction, and (3) new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with ASC 820. The new guidance is effective for the Company for fiscal years beginning after December 15, 2023. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

3. Net Loss Per Share

The Company computes basic loss per share by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock shares to be issued upon exercise of all outstanding stock options and restricted stock units were excluded from the diluted net loss per share calculation for the three and six months ended June 30, 2022 and 2021 because such shares are anti-dilutive.

Historical outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following:

	As of June 30,
	2022	2021
Common stock options outstanding	4,400,561	3,197,640
Unvested restricted stock units	284,500	—
Total	4,685,061	3,197,640

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

In connection with the Company's chief executive officer's (CEO) employment agreement, he is entitled to receive a special performance award in the amount of $7.5 million (Performance Award), payable in cash, common stock or a combination of cash and common stock, at the election of the Company, based on achievement of certain conditions as described in more detail in Note 8. The Company estimated the fair value of the Performance Award using a Monte Carlo simulation, which incorporates the stock price at the date of the valuation and utilizes Level 3 inputs such as volatility, probabilities of success, and other inputs that are not observable in active markets. The Performance Award is required to be measured at fair value on a recurring basis each reporting period, with changes in the fair value recognized in general and administrative expense in the consolidated statements of operations and comprehensive loss over the derived service period of the award.

No assets or liabilities were transferred into or out of their classifications during the six months ended June 30, 2022.

The recurring fair value measurement of the Company’s assets and liabilities measured at fair value at June 30, 2022 consisted of the following (in thousands):

	Quoted Prices in Active Markets For Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents:
Money market investments	$114,272	$—	$—	$114,272
Short-term Investments:
Commercial paper	—	8,588	—	8,588
Total	$114,272	$8,588	$—	$122,860
Liabilities
Performance award	$—	$—	$55	$55
Total	$—	$—	$55	$55

The following table summarizes changes in fair value measurements of the Performance Award during the six months ended June 30, 2022 (in thousands):

Performance Award
Balance as of January 1, 2022	$444
Change in fair value	(389)
Balance as of June 30, 2022	$55

The recurring fair value measurement of the Company’s assets and liabilities measured at fair value at December 31, 2021 consisted of the following (in thousands):

	Quoted Prices in Active Markets For Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents:
Money market investments	$118,535	$—	$—	$118,535
Short-term Investments:
Commercial paper	—	23,010	—	23,010
Total	$118,535	$23,010	$—	$141,545
Liabilities
Performance award	$—	$—	$444	$444
Total	$—	$—	$444	$444

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Accrued clinical and regulatory	$1,923	$1,236
Accrued contract manufacturing cost	2,061	1,482
Accrued compensation	1,778	1,027
Accrued research and development-other	605	435
Total accrued expenses	$6,367	$4,180

6. Leases

The Company’s headquarters are located in Irvine, California, where it leases office space. The Company leases additional office space located in San Diego, California, and in Sandwich, United Kingdom. The lease terms for the Irvine, San Diego, and Sandwich offices extend through November 30, 2026, July 31, 2023, and December 20, 2022, respectively.

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

At June 30, 2022, the weighted average incremental borrowing rate was 5% and the weighted average remaining lease term was 4.0 years for the operating leases held by the Company. During the three and six months ended June 30, 2022, cash paid for amounts included for the measurement of lease liabilities was $0.1 million and $0.3 million, respectively. During the three and six months ended June 30, 2022, the Company recorded operating lease expense of $0.1 million and $0.3 million, respectively.

Maturities of lease liabilities by fiscal year for our operating leases are as follows:

As of June 30, 2022
2022 (remaining six months)	$266
2023	414
2024	323
2025	332
Thereafter	285
Total lease payments	1,620
Less: Imputed interest	(151)
Present value of lease liabilities	$1,469

7. Convertible Preferred Stock

Series A Convertible Preferred Stock

As of June 30, 2022, there were no shares of Series A convertible preferred stock outstanding. In connection with the IPO (Note 1) in April 2021, all outstanding shares of Series A convertible preferred stock were converted into 5,430,957 shares of common stock.

Series B Convertible Preferred Stock

As of June 30, 2022, there were no shares of Series B convertible preferred stock outstanding. In March 2021, the Company completed the milestone closing of its the Series B convertible preferred stock financing and sold a total of 23,440,514 shares of Series B convertible preferred stock, at $2.0215 per share, for aggregate net proceeds of approximately $47.4 million.

In connection with the IPO in April 2021, all outstanding shares of Series B convertible preferred stock were converted into 10,476,672 shares of common stock.

8. Stock-Based Compensation

In March 2021, the Company’s board of directors adopted the Company’s 2021 Equity Incentive Plan (2021 Plan), which is the successor to the Company's 2014 Equity Incentive Plan (2014 Plan). As of the effectiveness of the 2021 Plan, awards granted under the 2014 Plan that are forfeited or otherwise become available under the 2014 Plan will be included and available for issuance under the 2021 Plan. Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other awards to individuals who are employees, officers, directors or consultants of the Company, and employees and consultants of the Company’s affiliates.

Under the 2014 Plan, certain employees were granted the ability to early exercise their options. The shares of common stock issued pursuant to the early exercise of unvested stock options are restricted and continue to vest over the requisite service period after issuance. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. As of June 30, 2022, there were no shares subject to stock options that have been early exercised.

Shares Reserved for Future Issuance

As of June 30, 2022, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Common stock options outstanding	4,400,561
Unvested restricted stock units	284,500
Available for future grants under the 2021 Equity Incentive Plan	2,022,528
Available for future grants under the 2021 Employee Stock Purchase Plan	457,916
Available for future grants outside of the 2021 Plan as inducement awards	100,000
Total shares of common stock reserved	7,265,505

Stock Options

A summary of the Company’s stock option activity and related information during the six months ended June 30, 2022 is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	4,215,643	$5.49	8.5
Granted	405,976	$4.84
Exercised	(712)	$3.45
Forfeited/Expired	(220,346)	$6.21
Outstanding at June 30, 2022	4,400,561	$5.40	7.8	$334
Vested at June 30, 2022	1,775,065	$4.84	6.5	$252
Exercisable at June 30, 2022	2,842,921	$4.85	7.0	$253

Options exercisable as of June 30, 2022 include vested options and options eligible for early exercise. All outstanding options as of June 30, 2022 are expected to vest.

Unrecognized stock-based compensation expense at June 30, 2022 was $9.7 million, which is expected to be recognized over a weighted-average vesting term of 2.7 years.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Risk-free interest rate	3.0%	0.7%	2.3%	0.7%
Expected volatility	84.4%	71.2%	84.9%	71.2%
Expected term (in years)	5.8	5.9	5.9	5.9
Expected dividend yield	—%	—%	—%	—%

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

Performance-Based Restricted Stock Units (PSUs)

The following table summarizes PSU activity as of June 30, 2022:

	Number of PSUs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	299,500	$6.32
Granted	15,000	6.70
Released	—	—
Cancelled	(30,000)	6.69
Unvested at June 30, 2022	284,500	$6.30

The PSUs vest based on the Company achieving certain regulatory milestones and are subject to the employee’s continued employment with the Company through the achievement date. The fair value of the awards was based on the value of the Company’s common stock at the grant date of the award and expense recognition is based on the probability of achieving the performance conditions. Stock-based compensation expense is adjusted in future periods for subsequent changes in the expected outcome of the performance conditions. The Company concluded that achievement of the performance conditions was not probable as of June 30, 2022, and therefore no stock-based compensation expense was recognized for the three and six months ended June 30, 2022 in connection with the PSUs. As of June 30, 2022, unrecognized stock-based compensation expense related to the PSUs that were deemed not probable was $1.4 million.

Market-Based Awards

Restricted Stock Units

In December 2021, the Company granted 100,000 market-based restricted stock units (MRSUs) to its CEO pursuant to the 2021 Plan. The MRSUs vest based on the Company’s closing stock price trading above $20 per share for 30 consecutive trading days subject to the employee’s continued employment with the Company through the date of achievement. The share price of the Company’s common stock on the date of issuance of the MRSUs was $6.69 per share. The fair value was $0.4 million based on Monte Carlo simulation model on the grant date. Stock-based compensation expense is recognized over the derived service period of 3 years. Stock-based compensation expense in connection with the MRSUs was immaterial for the six months ended June 30, 2022. As of June 30, 2022, there was $0.4 million of unrecognized stock-based compensation expense related to this MRSU.

Performance Award

In connection with the CEO’s employment agreement, he is entitled to receive a Performance Award in the amount of $7.5 million, payable in cash, common stock or a combination of cash and common stock, at the election of the Company, in the event that (i) the Company’s market value exceeds $750 million utilizing the volume-weighted average of the closing sale price of its common stock on the Nasdaq Stock Market or other principal exchange for each of the 30 trading days immediately prior to the measurement date, or (ii) the fair market value of the net proceeds available for distribution to the Company’s stockholders in connection with a change in control as defined in the Company’s severance benefit plan, as determined in good faith by its board of directors, exceeds $750 million. The Company has determined that the Performance Award is subject to ASC 718, Compensation – Stock Compensation and includes both market and performance conditions. Since the IPO, neither of the events have yet been satisfied. The Company estimated the fair value of the Performance Award at each reporting period using the Monte Carlo simulation (Note 4), which is recognized as stock-based compensation expense over the derived service period.

During the six months ended June 30, 2022, the Company reversed approximately $0.4 million in stock-based compensation expenses as a direct result of decreased value of the Performance Award caused by a decline in the Company’s common stock price.

2021 Employee Stock Purchase Plan (ESPP)

In March 2021, the Company’s board of directors adopted the ESPP, which became effective immediately prior to the execution of the underwriting agreement in connection with the Company’s IPO. As of June 30, 2022, 29,720 shares have been issued under the ESPP.

In September 2021, the Company’s board of directors adopted the Company’s 2021 UK Sharesave Sub-plan (SAYE). An allocation of 25,875 shares of common stock from the ESPP reserve pool was approved and reserved for issuance under the SAYE. No shares have been issued under the SAYE through June 30, 2022.

The stock-based compensation expense related to the ESPP and SAYE for the three and six months ended June 30, 2022 and 2021, was immaterial.

The following table summarizes stock-based compensation expense, including expense associated with award modifications for unvested options, reflected in the unaudited consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$386	$728	$773	$1,093
General and administrative	620	126	1,340	232
Total	$1,006	$854	$2,113	$1,325

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

Upon the achievement of certain pre-specified development and regulatory milestones, the Company is also required to pay vTv Therapeutics milestone payments totaling up to $64.5 million. The Company is also required to pay vTv Therapeutics up to $30.0 million in total sales-based milestones upon achievement of certain sales thresholds of the licensed product. In addition, the Company is obligated to make royalty payments to vTv Therapeutics at mid-single digit to low teen percentage royalty rates, based on tiers of annual net sales of licensed products, subject to certain customary reductions. There were no milestone payments achieved or recorded for the three and six months ended June 30, 2022 and 2021.

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

Increases in PPARδ activity also correlate with a shift in muscle tissue towards oxidative, fat-consuming type I fibers that are associated with endurance as opposed to glycolytic, type II fibers. In preclinical and clinical studies, increased PPARδ activity through transgenic overexpression or pharmacological activation increases muscular strength and endurance across a variety of functional measures. REN001 was studied in healthy male volunteers with one leg immobilized to produce muscle atrophy. Compared to placebo, administration of REN001 resulted in statistically significant increases in expression of genes involved in mitochondrial oxidative phosphorylation, and statistically significant improvements in muscle strength. REN001 was also studied in an open-label trial in patients with primary mitochondrial myopathies (PMM). In this trial, administration of REN001 improved function, reduced symptoms, and increased expression of genes involved in mitochondrial activity.

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

We completed an open-label Phase 1b study in PMM patients with mitochondrial DNA defects to assess the safety and tolerability of REN001, and measure changes in functional tests such as walk distance, exercise capacity and patient-reported symptoms that could serve as potential endpoints in future clinical studies. REN001 was well-tolerated and had an adequate safety profile in this trial. Compared to baseline, patients receiving REN001 once-daily for 12 weeks experienced an average increase in distance of 104.4 meters in the 12-minute walk test (12MWT), an average increase in weight-adjusted peak oxygen consumption (VO2) of 1.7 mL/kg/min, a reduction in fatigue and pain, and increased expression of genes involved with transport and metabolism of nutrients in the mitochondria including Pyruvate dehydrogenase lipoamide kinase isozyme 4 (PDK4), Angiopoietin-like 4 (ANGPTL4), and Solute carrier family 25 member 34 (SLC25A34).

Based on these results, we initiated a global, randomized, double-blind, placebo-controlled Phase 2b study of REN001 in patients with PMM (STRIDE). We expect to complete enrollment by year-end 2022 and announce topline results in the second half of 2023. We are also conducting a two-year, open-label, long-term safety trial outside the United States (STRIDE AHEAD). Following our interactions with the U.S. Food and Drug Administration (FDA), European Medicines Agency (EMA), and several other European regulatory agencies, we believe that positive results from the ongoing STRIDE and STRIDE AHEAD studies could support registration of REN001 for adult PMM patients with mitochondrial DNA defects in both the United States and in Europe.

We completed an open-label Phase 1b study in LC-FAOD patients with nuclear DNA defects to assess the safety and tolerability of REN001, and measure changes in functional tests such as walk distance, exercise capacity and patient-reported symptoms that could serve as potential endpoints in future clinical studies. The study included patients with defective long-chain 3-hydroxy acyl-CoA dehydrogenase (LCHAD), carnitine palmitoyltransferase 2 (CPT2), very long-chain acyl-CoA dehydrogenase (VCLAD), or trifunctional protein (TFP). REN001 was well-tolerated and had an adequate safety profile in this trial. The LCHAD and CPT2 groups had the greatest improvement over baseline in 12MWT (73.3 and 51.9 meters, respectively). We also completed an observational, non-interventional study in LC-FAOD patients with nuclear DNA defects to better understand the natural history of LC-FAOD and changes in patient function and symptoms over time (FORWARD). Based on the results of the LC-FAOD Phase 1b study, in conjunction with the results of the FORWARD study, we intend to continue development of REN001 in patients with LC-FAOD.

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

Since our inception in 2014, our operations have primarily focused on raising capital, establishing and protecting our intellectual property portfolio, organizing and staffing our company, business planning, and conducting preclinical, clinical and manufacturing development for REN001. We do not have any product candidates approved for sale, have not generated any revenue from product sales, and do not expect to generate revenues from the commercial sale of our product candidate for several years, if ever. Since inception, we have incurred significant operating losses. Our net losses were $25.3 million and $16.4 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $110.1 million, and cash, cash equivalents and short-term investments of $126.9 million. We have funded our operations primarily through the issuance and sale of equity securities.

In May 2022, we entered into an at-the-market equity offering sales agreement with SVB Securities LLC (ATM facility) under which we may offer and sell, from time to time at our sole discretion, up to $20.0 million in shares of our common stock. We have not yet sold any shares of our common stock under the ATM facility.

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

Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities. As a result, we will need to raise additional capital. Until such time as we can generate significant revenue from sales of our product candidate, if ever, we expect to finance our operations through public or private equity offerings or debt financings, credit or loan facilities, collaborations, strategic alliances, licensing arrangements or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, including those resulting from the ongoing COVID-19 pandemic, as well as actual or perceived changes in interest rates and economic inflation. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Based upon our current operating plan, we believe that our cash, cash equivalents, and short-term investments as of June 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into 2024.

COVID-19

The COVID-19 pandemic continues to evolve, and we will continue to monitor the COVID-19 situation closely. The extent of the impact of COVID-19 on our business, operations and clinical development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the pandemic, including new variants of the virus, and its impact on our clinical trial enrollment, trial sites, contract research organizations, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. For example, our Phase 1b study of REN001 in PMM patients was closed early as a result of COVID-19, and we may face future clinical trial disruptions. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. As a result of COVID-19, we have taken precautionary measures in order to minimize the risk of the virus to our employees and the communities in which we operate. While we have experienced impacts to our clinical development activities as a result of COVID-19, there has been minimal disruption to date in our ability to ensure the effective operation of our business. We will continue to actively monitor the evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which the COVID-19 pandemic may affect our business, operations and clinical development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain.

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

Upon the achievement of certain pre-specified development and regulatory milestones, we are also required to pay vTv Therapeutics milestone payments totaling up to $64.5 million. We are also required to pay vTv Therapeutics up to $30.0 million in total sales-based milestones upon achievement of certain sales thresholds of the licensed product. In addition, we are obligated to make tiered royalty payments to vTv Therapeutics at mid-single digit to low teen percentage royalty rates, based on tiers of annual net sales of licensed products, subject to certain customary reductions. There were no milestone payments achieved or recorded for the three and six months ended June 30, 2022 and 2021.

Components of Our Results of Operations

Operating Expenses

Research and Development Expenses

To date, our research and development expenses have primarily related to preclinical and clinical development of REN001. Research and development expenses include:

•
personnel expenses, including salaries, benefits, and stock-based compensation expense;
•
external expenses incurred under agreements with contract research organizations (CROs), investigative sites and consultants to conduct and support our preclinical studies and clinical trials;

•
raw materials related to manufacturing of our product candidate for clinical trials and preclinical studies, including fees paid to third-party manufacturers;
•
expenses related to regulatory activities, including filing fees paid to regulatory agencies;
•
facility costs including rent, depreciation, and maintenance expenses; and
•
fees for maintaining licenses under our third-party licensing agreements.

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

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Clinical and regulatory	$3,877	$3,839	$8,588	$7,111
Contract manufacturing cost	1,994	1,224	4,333	2,465
Nonclinical	1,091	765	2,483	1,328
Research and development-other expense	1,170	451	2,006	847
Total	$8,132	$6,279	$17,410	$11,751

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

•
the scope, rate of progress, expense and results of clinical trials and preclinical studies;
•
per patient trial costs;
•
the number of trials required for approval;
•
the number of sites included in the trials;
•
the countries in which the trials are conducted;
•
the number of patients that participate in the trials;
•
uncertainties in patient enrollment or drop out or discontinuation rates, particularly in light of the current COVID-19 pandemic environment;
•
potential additional safety monitoring requested by regulatory agencies;
•
the duration of patient participation in the trials and follow-up;
•
the safety and efficacy of our product candidate;
•
the cost and timing of manufacturing our product candidates; and
•
the extent to which we establish strategic collaborations or other arrangements.

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

Other Income

Other income consists of interest income on our cash, cash equivalents, and short-term investments.

Results of Operations

Comparison of Three Months Ended June 30, 2022 and 2021 (Unaudited)

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Operating expenses:
Research and development	$8,132	$6,279	$1,853
General and administrative	4,299	2,949	1,350
Total operating expenses	12,431	9,228	3,203
Loss from operations	(12,431)	(9,228)	(3,203)
Other income	119	12	107
Net loss	$(12,312)	$(9,216)	$(3,096)

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2022 were $8.1 million, compared to $6.3 million for the three months ended June 30, 2021. This increase of $1.8 million was primarily due to a $1.1 million increase in personnel-related costs due to the additional headcount required to support our clinical and manufacturing operation. In addition, there was a $0.4 million increase in clinical trial and manufacturing costs and a $0.4 million increase in non-clinical activities.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2022 were $4.3 million, compared to $2.9 million during the three months ended June 30, 2021. This increase of $1.4 million was primarily attributable to increased costs to operate as a public company, including increases in outside professional services of $1.1 million and personnel-related expenses of $0.1 million.

Other Income

Other income for the three months ended June 30, 2022 and 2021 was immaterial.

Comparison of Six Months Ended June 30, 2022 and 2021 (Unaudited)

The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Operating expenses:
Research and development	$17,410	$11,751	$5,659
General and administrative	8,036	4,691	3,345
Total operating expenses	25,446	16,442	9,004
Loss from operations	(25,446)	(16,442)	(9,004)
Other income	98	14	84
Net loss	$(25,348)	$(16,428)	$(8,920)

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2022 were $17.4 million, compared to $11.8 million for the six months ended June 30, 2021. This increase of $5.7 million was primarily due to an increase of $2.6 million related to clinical trial and manufacturing costs associated with the launch of our STRIDE and FORWARD studies as well as our Phase 1b clinical trials of LC-FAOD. In addition, there was a $1.9 million increase in personnel-related costs due to the additional headcount required to support our clinical and manufacturing operations and a $1.1 million increase in non-clinical activities.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2022 were $8.0 million, compared to $4.7 million during the six months ended June 30, 2021. This increase of $3.3 million was primarily attributable to increased costs to operate as a public company, including increases in outside professional services of $1.7 million, personnel-related expenses of $0.5 million, and insurance premiums of $0.3 million.

Other Income

Other income for the six months ended June 30, 2022 and 2021 was immaterial.

Liquidity and Capital Resources

Since inception, we have incurred operating losses and negative cash flows from operations and have funded our operations primarily through the sale of preferred and common stock. We do not have any product candidates approved for sale and have not generated any revenue from product sales, and we do not expect to generate revenues from the commercial sale of our product candidate for at least the foreseeable future, if ever. We are subject to all the risks related to the development and commercialization of novel therapeutics, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. We continue to incur additional costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

In May 2022, we entered into the ATM facility under which we may offer and sell, from time to time at our sole discretion, up to $20.0 million in shares of our common stock. We have not yet sold any shares of our common stock under the ATM facility.

Cash Flows

The following table summarizes our cash flows (unaudited and in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(20,955)	$(18,290)
Net cash provided by (used in) investing activities	14,510	(27,020)
Net cash provided by financing activities	49	132,065
Net (decrease) increase in cash and cash equivalents	$(6,396)	$86,755

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 was $21.0 million, consisting primarily of our net loss of $25.3 million adjusted for non-cash items of $2.0 million primarily due to stock-based compensation expense and $2.4 million net change in operating assets and liabilities. The change in our net operating assets and liabilities was primarily due to an increase in accrued expenses of $1.7 million due to timing of receipt of invoices and payments and a decrease in prepaid and other current assets of $0.9 million.

Net cash used in operating activities for the six months ended June 30, 2021 was $18.3 million, consisting primarily of our net loss of $16.4 million and a $3.6 million net decrease in operating assets and liabilities, partially offset by $1.7 million in non-cash charges primarily consisting of stock-based compensation expense.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2022 was $14.5 million which was transferred to cash and cash equivalents, and consisted primarily of the proceeds from maturities of available-for-sale short-term investments of $30.5 million offset by the purchase of available-for-sale short-term investments of $15.9 million.

Net cash used in investing activities for the six months ended June 30, 2021 was $27.0 million consisting primarily of the purchase of available-for-sale short-term investments.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 was immaterial.

Net cash provided by financing activities for the six months ended June 30, 2021 was $132.1 million, consisting primarily of $84.6 million of net proceeds from our initial public offering (IPO), $47.4 million of net proceeds from the issuance of Series B convertible preferred stock, and $0.2 million of proceeds from the exercise of stock options.

Funding Requirements

We will need to raise additional capital through public or private equity offerings or debt financings, credit or loan facilities, collaborations, strategic alliances, licensing arrangements or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, including those resulting from the ongoing COVID-19 pandemic, as well as actual or perceived changes in interest rates and economic inflation. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.

Our future capital requirements will depend on many factors, including:

•
the scope, progress, results and costs of clinical trials and preclinical studies for REN001;
•
the scope, prioritization and number of our research and clinical indications we pursue;
•
the costs and timing of manufacturing for our product candidates;
•
the costs, timing, and outcome of regulatory review of REN001;
•
the timing and amount of the milestone or other payments we must make to vTv Therapeutics and any future licensors;
•
the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
•
the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•
the extent to which we acquire or in-license other product candidates and technologies;
•
the costs of securing manufacturing arrangements for commercial production;

•
our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products; and
•
the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market any product candidates.

As of June 30, 2022, we had $126.9 million in cash, cash equivalents and short-term investments. We believe, based upon our current operating plan, that our cash, cash equivalents and short-term investments as of June 30, 2022 will be sufficient to fund our planned operations into 2024.

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

Material Cash Requirements

The discussion below summarizes our significant contractual obligations and commitments as of June 30, 2022.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021, and the notes to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2022, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Principal Executive Officer and our Principal Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
We have incurred significant net losses since our inception in 2014 and anticipate that we will continue to incur significant net losses for the foreseeable future.
•
We will need substantial additional capital to develop and commercialize REN001 and any future product candidates and implement our operating plan. If we fail to obtain additional financing, we may be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
•
We currently depend entirely on the success of REN001, which is our only product candidate. If we are unable to advance REN001 in clinical development, obtain regulatory approval, and ultimately commercialize REN001, or experience significant delays in doing so, our business will be materially harmed.
•
Our clinical trials may fail to adequately demonstrate the safety and efficacy of REN001, which could prevent or delay regulatory approval and commercialization.
•
Preclinical and clinical drug development is a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results.
•
Any delays in the commencement or completion, or termination or suspension, of our clinical trials could result in increased costs to us, delay or limit our ability to generate revenue, and adversely affect our commercial prospects.
•
The regulatory approval process is lengthy, expensive and uncertain, and we may be unable to obtain regulatory approval for our product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of our product candidates and adversely impact our ability to generate revenue, our business and our results of operations.
•
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
•
If the market opportunities for REN001 and any future product candidates are smaller than we believe they are, or we face substantial competition in our markets, our future revenue may be adversely affected, and our business may suffer.
•
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
•
We currently have no marketing and sales organization. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell REN001 and any future product candidates, we may not be able to generate product revenues.

Risks Related to Our Reliance on Third Parties

•
We depend on a license agreement with vTv Therapeutics, and termination of this license could result in the loss of significant rights, which would harm our business.
•
We rely on third parties to conduct, supervise, and monitor our clinical trials. If these third parties do not successfully carry out their contractual duties, meet rigorously enforced regulatory requirements, or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize REN001.
•
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

•
If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection and/or other market exclusivity, our ability to prevent our competitors from commercializing similar or identical product candidates may be adversely affected.

Risks Related to Ownership of Our Common Stock

•
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

Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant net losses since our inception. If REN001 is not successfully developed and approved in the United States or Europe, we may never generate any revenue. For the six months ended June 30, 2022 and 2021, we reported a net loss of $25.3 million and $16.4 million, respectively. As of June 30, 2022, we had an accumulated deficit of $110.1 million.

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

We will need substantial additional capital to develop and commercialize REN001 and any future product candidates and implement our operating plan. If we fail to complete additional financings, we may be forced to delay, reduce or eliminate our product development programs or commercialization efforts.*

Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts of capital to continue the clinical development of, and seek regulatory approval for, REN001 and any future product candidates. We will require significant additional amounts of capital in order to prepare for commercialization, and, if approved, to launch and commercialize REN001.

As of June 30, 2022, we had cash, cash equivalents and short-term investments of $126.9 million. We believe, based on our current operating plan, that our cash, cash equivalents and short-term investments as of June 30, 2022 will be sufficient to fund our planned operations into 2024. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future capital requirements will depend on many factors, including:

•
the scope, progress, results and costs of clinical trials and preclinical studies for REN001;
•
the scope, prioritization and number of our research and indications we pursue;
•
the costs and timing of manufacturing for our product candidate;
•
the costs, timing, and outcome of regulatory review of REN001;
•
the timing and amount of the milestone or other payments we must make to vTv Therapeutics and any future licensors;
•
the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
•
the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•
the extent to which we acquire or in-license other product candidates and technologies;
•
the costs of securing manufacturing arrangements for commercial production;
•
our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products; and
•
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

Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, including those resulting from the ongoing COVID-19 pandemic, as well as actual or perceived changes in interest rates and economic inflation. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of REN001 or other research and development initiatives. We also could be required to seek collaborators for REN001 and any future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to REN001 and any future product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

•
successful enrollment in our ongoing and planned clinical trials and completion of such clinical trials with favorable results;
•
acceptance by the U.S. Food and Drug Administration (FDA) and European Medicines Agency (EMA) of data from our global Phase 2b or future clinical trials in patients with PMM;
•
demonstrating safety and efficacy to the satisfaction of applicable regulatory authorities;
•
the outcome, timing, and cost of meeting regulatory requirements established by the FDA, EMA, and other comparable foreign regulatory authorities;
•
receipt of marketing approvals from applicable regulatory authorities, including one or more new drug applications (NDAs) from the FDA and marketing authorizations from the European Commission (based on the opinion of the Committee for Medicinal Products for Human Use (CHMP) of the EMA, and maintaining such approvals;
•
establishing commercial manufacturing relationships and receiving/importing commercial supplies approved by the FDA and other regulatory authorities from any future third-party manufacturer;
•
establishing sales, marketing, and distribution capabilities and commercializing REN001, if approved, whether alone or in collaboration with others;
•
acceptance, if and when approved, by patients, the medical community and third-party payors;
•
obtaining and maintaining third-party coverage and adequate reimbursement;
•
establishing and maintaining patent and trade secret protection and regulatory exclusivity for REN001;
•
maintaining an acceptable safety profile of REN001 following approval; and
•
maintaining and growing an organization of people who can develop and commercialize REN001.

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

Our clinical trials may fail to adequately demonstrate the safety and efficacy of REN001, which could prevent or delay regulatory approval and commercialization.*

Before obtaining regulatory approvals for the commercial sale of a product candidate, we must demonstrate through lengthy, complex, and expensive preclinical testing and clinical trials that a product candidate is both safe and effective for use in each target indication. Clinical trials often fail to demonstrate safety and efficacy of the product candidate studied for the target indication. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization. Further, we have used patient reported outcomes in our clinical trials, including our Phase 1b study of REN001 of PMM, such as the Modified Fatigue Impact Scale, the Brief Pain Inventory assessment, and a 36-item short form survey (SF-36) that assesses the general health of patients. Such patient reported outcomes are based on subjective patient feedback and can be inherently difficult to evaluate. Such patient reported outcomes can be influenced by factors outside of our control and can vary widely from day to day for a particular patient, and from patient-to-patient and site-to-site within a clinical trial. It is possible that the FDA or other regulatory agencies will not accept such patient reported outcomes, and any such non-acceptance may require changes to existing trial protocols or the conduct of additional clinical trials. Moreover, our Phase 2b study of REN001 in patients with PMM and our Phase 1b study in patients with LC-FAOD utilize a 12-minute walk test (12MWT) as an assessment of functionality in patients with genetic mitochondrial diseases who commonly lack endurance rather than the more commonly used six-minute walk test (6MWT). Although we believe the 12MWT is the appropriate assessment tool, we cannot guarantee you that the FDA or other regulators will not require clinical results from a 6MWT for approval. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of REN001 in other indications.

Preclinical and clinical drug development is a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results.*

Preclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. A failure of one or more preclinical or clinical trials can occur at any stage of testing. The results of preclinical studies and early clinical trials of REN001 may not be predictive of the results of later-stage clinical trials. In addition, product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Also, because there are no approved drugs for PMM and only one approved product for LC-FAOD, there are few regulatory precedents by which we can be guided with respect to clinical endpoints.

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

•
obtaining regulatory authorizations to commence a clinical trial or reaching a consensus with regulatory authorities on clinical trial design or implementation;
•
any failure or delay in reaching an agreement with CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
•
obtaining approval from one or more institutional review boards (IRBs) or Ethics Committees (ECs);
•
IRBs or ECs refusing to approve, suspending or terminating the clinical trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the clinical trial;
•
changes to clinical trial protocols;
•
selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;

•
sites deviating from clinical trial protocol or dropping out of a clinical trial;
•
the FDA or comparable foreign regulatory authorities’ failure to accept our proposed manufacturing processes and suppliers and/or requirement to provide additional information regarding our manufacturing processes before providing marketing authorization;
•
manufacturing sufficient quantities of REN001 or any future product candidates or obtaining sufficient quantities of combination therapies for use in clinical trials;
•
subjects failing to enroll or remain in our trials at the rate we expect, or failing to return for post-treatment follow-up;
•
subjects choosing an alternative treatment for the indications for which we are developing REN001 and any future product candidates, or participating in competing clinical trials;
•
lack of adequate funding to continue the clinical trial;
•
subjects experiencing severe or unexpected drug-related adverse effects;
•
occurrence of serious adverse events (SAEs) in clinical trials of the same class of agents conducted by other companies;
•
a facility manufacturing REN001 or any of its components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of current good manufacturing practice (cGMP) regulations or other applicable requirements, or infections or cross-contaminations of REN001 in the manufacturing process;
•
any changes to our manufacturing process, suppliers or formulation that may be necessary or desired;
•
third-party vendors not performing manufacturing and distribution services in a timely manner or to sufficient quality standards;
•
supply chain disruptions such as scarcity of raw materials used to manufacture REN001;
•
impact of possible trade disputes with countries where REN001 or its ingredients are manufactured;
•
third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practice (GCP) or other regulatory requirements;
•
third-party contractors not performing data collection or analysis in a timely or accurate manner;
•
third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications; or
•
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

Additionally, if REN001 and any future product candidates receive marketing approval, and we or others later identify undesirable side effects caused by such product candidate, a number of potentially significant negative consequences could result, including:

•
we may be forced to suspend marketing of that product, or decide to remove the product from the marketplace;
•
regulatory authorities may withdraw approvals or change their approvals of such product;
•
regulatory authorities may require additional warnings on the label or limit access of that product to selective specialized centers with additional safety reporting and with requirements that patients be geographically close to these centers for all or part of their treatment;
•
we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
•
we may be required to change the way the product is administered;

•
we could be subject to fines, injunctions, or the imposition of criminal or civil penalties, or sued and held liable for harm caused to subjects or patients; and
•
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

•
serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by people using drugs similar to REN001 and any future product candidates;
•
the population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
•
the FDA or comparable foreign regulatory authorities may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care is potentially different from that of the United States;
•
we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for any of its proposed indications;
•
the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•
we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•
the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•
the data collected from clinical trials of REN001, and any future product candidates may not be sufficient to satisfy the FDA or comparable foreign regulatory authorities to support the submission of an NDA or other comparable submissions in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;

•
the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•
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

•
delays or difficulties in enrolling patients in our clinical trials;
•
delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site; investigators and clinical site staff;
•
delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including interruption in global shipping that may affect the transport of clinical trial materials;
•
changes in local regulations as part of a response to the COVID-19 outbreak which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
•
diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•
interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data;
•
interruptions or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;
•
risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

•
refusal of the FDA or comparable foreign regulatory authorities to accept data from clinical trials in affected geographies; and
•
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

Preliminary, interim and topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.*

From time to time, we may publicly disclose interim, topline, or preliminary data from our clinical trials, including from our studies of REN001 in patients with PMM and LC-FAOD, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline, or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim, topline, and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, such data should be viewed with caution until the final data are available. Adverse differences between preliminary, interim, or topline data and final data could significantly harm our business prospects.

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

•
issue warning letters or untitled letters;
•
mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners, or require other restrictions on the labeling or marketing of such products;
•
require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
•
seek an injunction or impose civil or criminal penalties or monetary fines;
•
suspend, withdraw or modify regulatory approval;
•
suspend or modify any ongoing clinical trials;
•
refuse to approve pending applications or supplements to applications filed by us;
•
suspend or impose restrictions on operations, including costly new manufacturing requirements; or
•
seize or detain products, refuse to permit the import or export of products, or require us to initiate a product recall.

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

REN001 and any future product candidates may not be commercially successful. The commercial success of REN001 or any future product candidates, if approved, will depend significantly on the broad adoption and use of such product by physicians and patients for approved indications. The degree of market acceptance of REN001 or any future products, if approved, will depend on a number of factors, including:

•
the clinical indications for which such product candidate is approved;
•
physicians and patients considering the product as a safe and effective treatment;
•
the potential and perceived advantages of the product over alternative treatments;
•
the prevalence and severity of any side effects;
•
product labeling or product insert requirements of the FDA or other regulatory authorities;
•
limitations or warnings contained in the labeling approved by the FDA or other regulatory authorities;
•
the timing of market introduction of the product as well as competitive products;
•
the cost of treatment in relation to alternative treatments;
•
the availability of coverage and adequate reimbursement by third-party payors and government authorities;

•
the willingness of patients to pay out-of-pocket in the absence of coverage and adequate reimbursement by third-party payors and government authorities;
•
relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and
•
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

Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and the amount of reimbursement they will provide. Reimbursement by a third-party payor may depend upon a number of factors, including, but not limited to, the third-party payor’s determination that use of a product is:

•
a covered benefit under its health plan;
•
safe, effective, and medically necessary;

•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational.

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

At the federal level, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to drug pricing in an effort to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of this rule has been delayed until January 1, 2027. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future.

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

•
differing regulatory requirements in foreign countries, including differing reimbursement, pricing and insurance regimes, including as a result of Brexit;
•
the potential for so-called parallel importing, which is what happens when a local seller, faced with high or higher local prices, opts to import goods from a foreign market (with low or lower prices) rather than buying them locally;
•
unexpected changes in tariffs, trade barriers, price and exchange controls, and other regulatory requirements;
•
economic weakness, including inflation, or political instability in particular foreign economies and markets;
•
compliance with tax, employment, immigration, and labor laws for employees living or traveling internationally;
•
foreign taxes, including withholding of payroll taxes;
•
foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•
difficulties staffing and managing foreign operations;
•
workforce uncertainty in countries where labor unrest is more common than in the United States;
•
potential liability under the U.S. Foreign Corrupt Practices Act of 1977 (FCPA) or comparable foreign regulations;
•
challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities internationally; and
•
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

There are no approved therapies indicated for the treatment of PMM in any country. Physicians attempt to treat symptoms in patients with drugs or vitamins and supplements. For example, anti-convulsant drugs are used to prevent or control seizures. Astellas Pharma Inc. is also developing a PPARδ agonist for PMM and has announced that it has initiated a Phase 2/3 trial in April 2021. Other companies are developing therapies for mitochondrial diseases, including Abliva AB, Cyclerion Therapeutics, Inc., Khondrion B.V. and Stealth Bio Therapeutics Corp.

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

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of June 30, 2022, we had 40 employees, 29 of whom are full-time. As our development and commercialization plans and strategies develop, we expect to need additional development, managerial, operational, financial, sales, marketing, and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, maintaining, and motivating additional employees;

•
managing our internal development efforts effectively, including the clinical and regulatory review process for REN001 and any future product candidates, while complying with our contractual obligations to contractors and other third parties; and
•
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

•
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
•
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
•
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
•
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
•
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

At the state level, California recently enacted the California Consumer Privacy Act (the CCPA), which became effective on January 1, 2020 and creates new individual privacy rights for California consumers (as defined in the law). The CCPA also places increased privacy and security obligations on entities handling certain personal data of consumers or households. In addition, it is anticipated that the California Privacy Rights Act of 2020 (CPRA), effective January 1, 2023, will expand the CCPA. The CPRA, which goes into effect on January 1, 2023, will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of Sensitive Data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required for the CPRA and other recently passed laws. For example, Virginia, Colorado, Utah and Connecticut, have passed comprehensive privacy laws, and similar laws are being considered in several other states. These laws may impact our business activities and exemplify the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU GDPR and the UK GDPR impose strict requirements for processing personal data. For example, under the EU GDPR and UK GDPR, government regulators may impose temporary or definitive bans on data processing, as well as each regime separately authorizing regulators to impose fines of up: to 20 million euros or 17.5 million pounds (respectively) or 4% of annual global revenue, whichever is greater. Further, the EU GDPR also provides for private litigation related to the processing of personal data that can be brought by classes of data subjects or consumer protection organizations authorized at law to represent the data subjects’ interests.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that is processed subject to the EU GDPR and/or UK GDPR or originates in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EEA that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. The European Commission released a set of “Standard Contractual Clauses” (SCCs) that are designed to be a valid mechanism to facilitate personal data transfers to recipients located in these jurisdictions. Currently, these SCCs are a valid mechanism to transfer personal data to recipients located outside of the EEA. The SCCs, as well as the UK specific international data transfer tools mentioned below, impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional contractual, technical and/or organizational measures are necessary to protect the at-issue personal data. In addition, Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection. In addition to the EU’s SCCs, the UK government has separately issued certain UK specific international data transfer tools, which take the place of, or are needed to supplement, the EU’s SCCs, in relation to transfers made subject to the UK GDPR to recipient countries outside of the UK that the UK government does not consider to provide an adequate level of data protection. Furthermore, certain countries outside Europe (e.g., China) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.

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

•
decreased demand for REN001 and any future product candidates;
•
injury to our reputation;
•
withdrawal of clinical trial participants;
•
initiation of investigations by regulatory authorities;
•
costs to defend the related litigation;
•
a diversion of management’s time and our resources;
•
substantial monetary awards to trial participants or patients;
•
product recalls, withdrawals or labeling, marketing, or promotional restrictions;
•
loss of revenue;
•
exhaustion of any available insurance and our capital resources;
•
the inability to commercialize REN001 and any future product candidates; or
•
a decline in our share price.

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

In addition to the licensed vTv Therapeutics patents and applications relating to REN001, we have filed our own patent applications. We co-own one pending application in the United States and four pending applications in foreign countries, and own three pending applications in the United States, an issued patent in Lebanon, and over 25 pending applications in foreign countries, directed to various methods of use of REN001. These patent applications, if issued, would be expected to expire between 2040 and 2043, absent any patent term adjustments or extensions. We also own one issued patent in the United States, one pending application in the United States, two pending international patent applications, and two pending applications in foreign countries directed to methods of manufacturing, and crystalline forms (polymorphs) of REN001. The issued patent, and patent applications if issued, are expected to expire in 2041, absent any patent term adjustments or extensions. Patents related to REN001 may be eligible for patent term extensions in certain jurisdictions, including up to five years in both the United States and the EU, upon approval of a commercial use of the corresponding product by a regulatory agency in the jurisdiction where the patent was granted.

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

•
if and when patents may issue based on our patent applications;
•
the scope of protection of any patent issuing based on our patent applications;
•
whether the claims of any patent issuing based on our patent applications will provide protection against competitors,
•
whether or not third parties will find ways to invalidate or circumvent our patent rights;
•
whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications;
•
whether we will need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose;
•
whether the patent applications that we own or in-license will result in issued patents with claims that cover our product candidates or uses thereof; and/or
•
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

•
the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process, the noncompliance with which can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdiction;
•
patent applications may not result in any patents being issued;
•
patents that may be issued or in-licensed may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable, or may otherwise not provide any competitive advantage;
•
our competitors, many of whom have substantially greater resources than we do and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with, or eliminate our ability to make, use and sell our potential product candidates;
•
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
•
any successful opposition to any patents owned by or licensed to us could deprive us of rights necessary for the practice of our technologies or the successful commercialization of any products or product candidates that we may develop;
•
because patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we or our licensors were the first to file any patent application related to REN001, any future product candidates, and other proprietary technologies and their uses;
•
an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications for any application with an effective filing date before March 16, 2013;
•
there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and
•
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

•
others may be able to make compounds that are similar to REN001 and any future product candidates but that are not covered by the claims of our patents;
•
we might not have been the first to make the inventions covered by our pending patent applications;
•
we might not have been the first to file patent applications for these inventions;
•
others may independently develop similar or alternative technologies or duplicate any of our technologies;
•
any patents that we obtain may not provide us with any competitive advantages;
•
it is possible that the pending patent applications we own or license will not lead to issued patents;
•
issued patents that we own or license may be held invalid or unenforceable, as a result of legal challenges by our competitors;
•
we may not develop additional proprietary technologies that are patentable;
•
our competitors might conduct research and development activities in countries where we do not have patent rights or where patent protection is weak and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•
we cannot ensure that any of our patents, or any of our pending patent applications, if issued, or those of our licensors, will include claims having a scope sufficient to protect our products;
•
there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns;
•
countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing product candidates;
•
we cannot ensure that we will be able to successfully commercialize our products on a substantial scale, if approved, before the relevant patents that we own or license expire; or
•
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

Composition of matter patents for pharmaceutical product candidates, in particular patents with claims covering the molecular structure of the active pharmaceutical ingredient, often provide the strongest form of intellectual property protection for those types of products, as such patents provide protection without regard to any variations in formulation, method of use, or manufacturing process of the product. While we have an exclusive license to compositions of matter patents covering the molecular structure of REN001, those patents will likely expire, absent patent term adjustment or extension, before the expiration of any regulatory exclusivity period that we may receive for REN001. We also own one issued patent in the United States, that is expected to expire in 2041, absent any patent term adjustments or extensions, and pending patent applications directed to polymorphs of REN001. We cannot be certain that the claims in our pending patent applications directed to the polymorph of REN001 will be considered patentable by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute. Method of synthesis patents protect the method used to manufacture a product. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product so long as it is made in a different way.

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

We may not be able to protect our intellectual property rights throughout the world.*

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

Further, geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

•
the scope of rights granted under the license agreement and other interpretation-related issues;

•
whether and the extent to which our technology and processes infringe on intellectual property rights of the licensor that are not subject to the license agreement;
•
our right to sublicense intellectual property rights to third parties under collaborative development relationships;
•
our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of REN001, and what activities satisfy those diligence obligations; and
•
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

•
collaborators have significant discretion in determining the efforts and resources that they will apply to collaborations;
•
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
•
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with REN001 and any future product candidates;
•
a collaborator with marketing, manufacturing, and distribution rights to one or more products may not commit sufficient resources to or otherwise not perform satisfactorily in carrying out these activities;
•
we could grant exclusive rights to our collaborators that would prevent us from collaborating with others;
•
collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
•
disputes may arise between us and a collaborator that causes the delay or termination of the research, development, or commercialization of our current or future products or that results in costly litigation or arbitration that diverts management attention and resources;

•
collaborations may be terminated, and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable current or future products;
•
collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property; and
•
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

Any claims of patent infringement asserted by third parties would be time-consuming and could:

•
result in costly litigation;
•
cause negative publicity;
•
divert the time and attention of our technical personnel and management;
•
cause development delays;
•
prevent us from commercializing REN001 or any future product candidates until the asserted patent expires or is finally held invalid, unenforceable, or not infringed in a court of law;
•
require us to develop non-infringing technology, which may not be possible on a cost-effective basis;
•
require us to pay damages to the party whose intellectual property rights we may be found to be infringing, which may include treble damages if we are found to have been willfully infringing such intellectual property;
•
require us to pay the attorney’s fees and costs of litigation to the party whose intellectual property rights we may be found to be willfully infringing; and/or
•
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

•
some patent applications in the United States may be maintained in secrecy until the patents are issued;
•
patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived;
•
pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, REN001, and any future product candidates or the use of REN001 and any future product candidates;
•
identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases, and the difficulty in assessing the meaning of patent claims;
•
patent applications in the United States are typically not published until 18 months after the priority date; and
•
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

•
the commencement, enrollment or results of our ongoing and planned clinical trials of REN001 or any future clinical trials we may conduct for any future product candidates, or changes in the development status of REN001 or any future product candidates;
•
acceptance by the FDA and EMA of data from our global Phase 2b study or any future clinical trials we conduct;
•
any delay in our regulatory filings for REN001 and any future product candidates;
•
adverse results or delays in clinical trials or preclinical studies;
•
our decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial;
•
adverse regulatory decisions, including failure to receive regulatory approval for REN001 and any future product candidates;
•
changes in laws or regulations applicable to REN001 and any future product candidates, including but not limited to clinical trial requirements for approvals;

•
our failure to commercialize REN001 and any future product candidates;
•
the failure to obtain coverage and adequate reimbursement of REN001 and any future product candidates, if approved;
•
changes in the structure of healthcare payment systems;
•
adverse developments concerning our manufacturers;
•
our inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;
•
additions or departures of key scientific or management personnel;
•
unanticipated serious safety concerns related to the use of REN001 and any future product candidates;
•
introduction of new products or services offered by us or our competitors, or the release or publication of clinical trial results from competing product candidates;
•
announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•
the size and growth, if any, of the markets for patients with PMM and LC-FAOD, and other rare genetic mitochondrial diseases that we may target;
•
publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•
developments with respect to our intellectual property rights;
•
our commencement of, or involvement in, litigation; and
•
general political and economic conditions, including the COVID-19 pandemic.

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

Further, the holders of 14,588,254 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

•
a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
•
a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
•
a requirement that special meetings of stockholders be called only by the chairman of the board of directors, the chief executive officer, the president, or by a majority of the total number of authorized directors;
•
advance notice requirements for stockholder proposals and nominations for election to our board of directors;
•
a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;
•
a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and

•
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

If our information technology systems or Sensitive Data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.*

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (commonly known as processing) Sensitive Data. We may rely upon third-party service providers and technologies to operate critical business systems to process Sensitive Data in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive Sensitive Data with or from third parties.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, sophisticated nation-states, and nation-state-supported actors now engage in attacks. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. Despite the implementation of security and back-up measures, our internal computer, server, and other information technology systems as well as those of third-parties upon which we rely, may be vulnerable to damage from physical or electronic break-ins, malicious code (such as computer viruses or bugs), actions or inactions by employees or contractors, malware (including as a result of advanced persistent threat intrusions), ransomware, supply chain attacks, natural disasters, terrorism, war, telecommunication and electrical failure, adware, denial of service attacks (such as credential stuffing), and other cyberattacks or disruptive incidents that could result in unauthorized access to, use or disclosure of, corruption of, or loss of Sensitive Data, and could subject us to significant liabilities and regulatory and enforcement actions, and contractual violations, or reputational damage. For example, the loss of clinical trial data from completed or ongoing clinical trials could result in delays in, or cancellations of any regulatory approval or clearance efforts and significantly increase our costs to recover or reproduce the data, and subsequently commercialize the product. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy.

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

As of June 30, 2022, we have not used any of the proceeds from our IPO. We invested the funds received in highly liquid money market funds and short-term investments. The net proceeds from the IPO will be used, together with our cash, cash equivalents, and short-term investments to fund continued research and development of REN0001 in patients with PMM and LC-FAOD, other clinical trials and preclinical studies, and commercial readiness preparations, and to provide funds for working capital and other general purposes. None of the offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

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

10.1

Sales Agreement, dated May 2, 2022, by and between the Registrant and SVB Securities LLC (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-264616), filed with the SEC on May 2, 2022).

10.2†	Letter Agreement by and between the Registrant and Roshawn Blunt, dated August 2, 2022.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Date: August 9, 2022

RENEO PHARMACEUTICALS, INC.

By:	/s/ Gregory J. Flesher
Name:	Gregory J. Flesher
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jennifer P. Lam
Name:	Jennifer P. Lam
Title:	Vice President of Finance and Administration
(Principal Financial and Accounting Officer)