Form 10-Q
period 2022-09-30
Reneo Pharmaceuticals, Inc.
filed 2022-11-08
CIK 1637715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 3, 2022, there were 24,529,646 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RENEO PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(In thousands, except share and par value data)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$62,132	$124,660
Short-term investments	53,948	23,010
Prepaid expenses and other current assets	4,918	6,064
Total current assets	120,998	153,734
Property and equipment, net	241	212
Right-of-use assets	1,186	—
Other non-current assets	79	78
Total assets	$122,504	$154,024
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,189	$2,022
Accrued expenses	6,851	4,180
Operating lease liabilities, current portion	410	—
Total current liabilities	9,450	6,202
Operating lease liabilities, less current portion	943	—
Other long-term liabilities	—	167
Performance award	66	444
Total liabilities	10,459	6,813
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2022 and December 31, 2021; 24,529,646 shares issued and outstanding at September 30, 2022; and 24,457,838 and 24,455,390 shares issued and outstanding at December 31, 2021, respectively	3	3
Additional paid-in capital	235,151	231,902
Accumulated deficit	(123,083)	(84,728)
Accumulated other comprehensive (loss) income	(26)	34
Total stockholders’ equity	112,045	147,211
Total liabilities and stockholders’ equity	$122,504	$154,024

The accompanying notes are an integral part of these consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$9,938	$9,318	$27,348	$21,069
General and administrative	3,902	3,434	11,938	8,125
Total operating expenses	13,840	12,752	39,286	29,194
Loss from operations	(13,840)	(12,752)	(39,286)	(29,194)
Other income	833	17	931	31
Net loss	(13,007)	(12,735)	(38,355)	(29,163)
Unrealized (loss) gain on short-term investments	(194)	12	(60)	17
Comprehensive loss	$(13,201)	$(12,723)	$(38,415)	$(29,146)
Net loss per share attributable to common stockholders, basic and diluted	$(0.53)	$(0.52)	$(1.57)	$(1.82)
Weighted-average shares used in computing net loss per share, basic and diluted	24,496,313	24,396,798	24,472,974	16,025,813

The accompanying notes are an integral part of these consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Convertible Preferred Stock						Additional	Accumulated Other		Total
	Series A		Series B		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances, December 31, 2021	—	$—	—	$—	24,455,390	$3	$231,902	$34	$(84,728)	$147,211
Stock based compensation	—	—	—	—	—	—	1,107	—	—	1,107
Issuance of common stock in connection with equity plans	—	—	—	—	3,160	—	6	—	—	6
Other comprehensive income	—	—	—	—	—	—	—	30	—	30
Net loss	—	—	—	—	—	—	—	—	(13,036)	(13,036)
Balances, March 31, 2022	—	$—	—	$—	24,458,550	$3	$233,015	$64	$(97,764)	$135,318
Stock based compensation	—	—	—	—	—	—	1,006	—	—	1,006
Issuance of commons stock in connection with equity plans	—	—	—	—	21,096	—	41	—	—	41
Other comprehensive income	—	—	—	—	—	—	—	104	—	104
Net loss	—	—	—	—	—	—	—	—	(12,312)	(12,312)
Balances, June 30, 2022	—	$—	—	$—	24,479,646	$3	$234,062	$168	$(110,076)	$124,157
Stock based compensation	—	—	—	—	—	—	990	—	—	990
Issuance of commons stock in connection with equity plans	—	—	—	—	50,000	—	99	—	—	99
Other comprehensive loss	—	—	—	—	—	—	—	(194)	—	(194)
Net loss	—	—	—	—	—	—	—	—	(13,007)	(13,007)
Balances, September 30, 2022	—	$—	—	$—	24,529,646	$3	$235,151	$(26)	$(123,083)	$112,045

The accompanying notes are an integral part of these consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Continued)

(In thousands, except share data)

(Unaudited)

	Convertible Preferred Stock						Additional	Accumulated Other		Total
	Series A		Series B		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balances, December 31, 2020	24,302,472	$45,652	23,440,514	$47,068	2,053,070	—	$2,843	$—	$(44,958)	$(42,115)
Issuance of series B convertible preferred stock, net of issuance costs of $29	—	—	23,440,514	47,356	—	—	—	—	—	—
Stock based compensation	—	—	—	—	—	—	471	—	—	471
Issuance of common stock in connection with equity plans	—	—	—	—	70,663	—	139	—	—	139
Net loss	—	—	—	—	—	—	—	—	(7,212)	(7,212)
Balances, March 31, 2021	24,302,472	$45,652	46,881,028	$94,424	2,123,733	$—	$3,453	$—	$(52,170)	$(48,717)
Conversion of convertible preferred stock into common stock upon initial public offering	(24,302,472)	(45,652)	(46,881,028)	(94,424)	15,907,629	2	140,076	—	—	140,078
Issuance of common stock in initial public offering, net of offering costs	—	—	—	—	6,250,000	1	84,532	—	—	84,533
Stock based compensation	—	—	—	—	—	—	854	—	—	854
Issuance of common stock in connection with equity plans	—	—	—	—	7,337	—	14	—	—	14
Other comprehensive income	—	—	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	—	—	(9,216)	(9,216)
Balances, June 30, 2021	—	$—	—	$—	24,288,699	$3	$228,929	$5	$(61,386)	$167,551
Stock based compensation	—	—	—	—	—	—	1,145	—	—	1,145
Issuance of common stock in connection with equity plans	—	—	—	—	119,073	—	235	—	—	235
Other comprehensive income	—	—	—	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	—	—	—	(12,735)	(12,735)
Balances, September 30, 2021	—	$—	—	$—	24,407,772	$3	$230,309	$17	$(74,121)	$156,208

The accompanying notes are an integral part of these consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(38,355)	$(29,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,103	2,470
Depreciation and amortization	63	33
Amortization/accretion on short-term investments	(169)	113
Changes in the fair value of performance award	(378)	284
Non-cash lease expense	338	—
Loss on disposal of fixed asset	3	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,146	(3,577)
Accounts payable and accrued expenses	2,838	1,816
Operating lease liabilities	(338)	—
Other current and long-term liabilities	—	62
Net cash used in operating activities	(31,749)	(27,962)
Cash flows from investing activities
Purchases of property and equipment	(96)	(108)
Purchase of available-for-sale short-term investments	(67,329)	(31,421)
Proceeds from maturities of available-for-sale short-term investments	36,500	—
Net cash used in investing activities	(30,925)	(31,529)
Cash flows from financing activities
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	47,239
Proceeds from initial public offering, net of offering costs	—	84,641
Proceeds from issuance of common stock in connection with equity plans	146	407
Net cash provided by financing activities	146	132,287
Net (decrease) increase in cash and cash equivalents	(62,528)	72,796
Cash and cash equivalents, beginning of period	124,660	53,613
Cash and cash equivalents, end of period	$62,132	$126,409
Noncash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$1,524	$—
Noncash investing and financing activities:
Property and equipment in accounts payable	$—	$56
Vesting of unvested exercised options	$—	$19

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

Liquidity

Since inception in 2014, the Company has incurred significant losses and negative cash flows from operations. As of September 30, 2022, the Company had cash, cash equivalents and short-term investments of $116.1 million and an accumulated deficit of $123.1 million. Due to the Company’s continuing research and development activities, the Company expects to continue to incur net losses into the foreseeable future and may never become profitable. As a result, the Company will need to raise capital through public or private equity or debt financings, government or other third-party funding, collaborations, strategic alliances and licensing arrangements or a combination of these.

In May 2022, the Company entered into an at-the-market equity offering sales agreement with SVB Securities LLC (ATM facility) under which the Company may offer and sell, from time to time at its sole discretion, up to $20.0 million in shares of its common stock. The Company has not sold shares of common stock under the ATM facility as of September 30, 2022.

There can be no assurance that the Company will be successful in obtaining additional funding, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, and future prospects. The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, disruptions to and volatility in, financial markets in the United States and worldwide, as well as actual or perceived changes in interest rates and economic inflation. The Company may not be able to secure additional financing in a timely manner or on favorable terms, if at all. In addition, successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.

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

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of September 30, 2022; all intercompany transactions and balances have been eliminated.

Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of these consolidated financial statements for the nine months ended September 30, 2022 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

3. Net Loss Per Share

The Company computes basic loss per share by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock shares to be issued upon exercise of all outstanding stock options and restricted stock units were excluded from the diluted net loss per share calculation for the three and nine months ended September 30, 2022 and 2021 because such shares are anti-dilutive.

Reverse Stock Split

On April 5, 2021, in connection with the IPO, the Company effected a 1-for-4.4748 reverse stock split of its common stock. The par value and the authorized number of shares of the common stock were not adjusted as a result of the reverse stock split. The reverse stock split resulted in an adjustment to the Series A and Series B convertible preferred stock conversion prices to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion. The accompanying consolidated financial statements and notes to the consolidated financial statements give retroactive effect to the reverse stock split for all periods presented.

Historical outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following:

	As of September 30,
	2022	2021
Common stock options outstanding	4,470,120	3,215,904
Unvested restricted stock units	309,500	—
Total	4,779,620	3,215,904

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

The Company categorized its money market funds as Level 1, using the quoted prices in active markets. U.S. treasury securities and commercial paper are valued using Level 2 significant other observable inputs. The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly. The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets.

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

No assets or liabilities were transferred into or out of their classifications during the nine months ended September 30, 2022.

The recurring fair value measurement of the Company’s assets and liabilities measured at fair value at September 30, 2022 consisted of the following (in thousands):

	Quoted Prices in Active Markets For Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents:
Money market investments	$15,634	$—	$—	$15,634
U.S. treasury securities	—	37,907	—	37,907
Short-term Investments:
U.S. treasury securities	—	53,923	—	53,923
Commercial paper	—	22,484	—	22,484
Total	$15,634	$114,314	$—	$129,948
Liabilities
Performance award	$—	$—	$66	$66
Total	$—	$—	$66	$66

The following table summarizes changes in fair value measurements of the Performance Award during the nine months ended September 30, 2022 (in thousands):

Performance Award
Balance as of January 1, 2022	$444
Change in fair value	(378)
Balance as of September 30, 2022	$66

The recurring fair value measurement of the Company’s assets and liabilities measured at fair value at December 31, 2021 consisted of the following (in thousands):

	Quoted Prices in Active Markets For Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents:
Money market investments	$118,535	$—	$—	$118,535
Short-term Investments:
Commercial paper	—	23,010	—	23,010
Total	$118,535	$23,010	$—	$141,545
Liabilities
Performance award	$—	$—	$444	$444
Total	$—	$—	$444	$444

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Accrued clinical and regulatory	$1,955	$1,236
Accrued contract manufacturing cost	2,088	1,482
Accrued compensation	2,287	1,027
Accrued research and development-other	521	435
Total accrued expenses	$6,851	$4,180

6. Leases

The Company’s headquarters are located in Irvine, California, where it leases office space. The Company leases additional office space located in San Diego, California, and in Sandwich, United Kingdom. The lease terms for the Irvine, San Diego, and Sandwich offices extend through November 30, 2026, July 31, 2023, and December 20, 2022, respectively. On October 20, 2022, the Company and Discovery Park Limited entered into a lease agreement (2022 Lease Agreement) for approximately 2,600 square feet of office space located in Sandwich, United Kingdom, with a term of 5 years and a termination option after three years. The Company did not have control of the space as of September 30, 2022. Therefore, no ROU or lease liabilities were recorded in connection with the 2022 Lease Agreement as of September 30, 2022.

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

At September 30, 2022, the weighted average incremental borrowing rate was 5% and the weighted average remaining lease term was 3.8 years for the operating leases held by the Company. During the three and nine months ended September 30, 2022, cash paid for amounts included for the measurement of lease liabilities was $0.1 million and $0.4 million, respectively. During the three and nine months ended September 30, 2022, the Company recorded operating lease expense of $0.1 million and $0.4 million, respectively.

Maturities of lease liabilities by fiscal year for the Company's operating leases are as follows:

As of September 30, 2022
2022 (remaining three months)	$132
2023	414
2024	323
2025	332
2026	285
Total lease payments	1,486
Less: Imputed interest	(133)
Present value of lease liabilities	$1,353

7. Convertible Preferred Stock

Series A Convertible Preferred Stock

As of September 30, 2022, there were no shares of Series A convertible preferred stock outstanding. In connection with the IPO (Note 1) in April 2021, all outstanding shares of Series A convertible preferred stock were converted into 5,430,957 shares of common stock.

Series B Convertible Preferred Stock

As of September 30, 2022, there were no shares of Series B convertible preferred stock outstanding. In March 2021, the Company completed the milestone closing of its the Series B convertible preferred stock financing and sold a total of 23,440,514 shares of Series B convertible preferred stock, at $2.0215 per share, for aggregate net proceeds of approximately $47.4 million.

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

Under the 2014 Plan, certain employees were granted the ability to early exercise their options. The shares of common stock issued pursuant to the early exercise of unvested stock options are restricted and continue to vest over the requisite service period after issuance. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. As of September 30, 2022, there were no shares subject to stock options that have been early exercised.

Shares Reserved for Future Issuance

As of September 30, 2022, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Common stock options outstanding	4,470,120
Unvested restricted stock units	309,500
Available for future grants under the 2021 Equity Incentive Plan	1,977,969
Available for future grants under the 2021 Employee Stock Purchase Plan	457,916
Total shares of common stock reserved	7,215,505

Stock Options

A summary of the Company’s stock option activity and related information during the nine months ended September 30, 2022 is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	4,215,643	$5.49	8.5	$13,530
Granted	555,576	4.36
Exercised	(50,712)	1.99
Forfeited/Expired	(250,387)	6.09
Outstanding at September 30, 2022	4,470,120	$5.36	7.7	$729
Vested at September 30, 2022	1,991,029	$5.02	6.4	$479
Exercisable at September 30, 2022	2,898,534	$4.98	6.9	$479

Options exercisable as of September 30, 2022 include vested options and options eligible for early exercise. All outstanding options as of September 30, 2022 are expected to vest.

Unrecognized stock-based compensation expense at September 30, 2022 was $9.0 million, which is expected to be recognized over a weighted-average vesting term of 2.6 years.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Risk-free interest rate	3.1%	1.0%	2.5%	0.7%
Expected volatility	93.6%	90.7%	87.2%	72.9%
Expected term (in years)	6.0	6.1	5.9	5.9
Expected dividend yield	—%	—%	—%	—%

Risk-free interest rate. The Company bases the risk-free interest rate assumption on the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.

Expected volatility. Since the Company does not have sufficient trading history for its common stock the expected volatility assumption is based on volatilities of a peer group of similar companies whose share prices are publicly available. The peer group was developed based on companies in the biotechnology industry.

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

Fair value of common stock. For periods prior to the Company's IPO in April 2021, since there had been no public market for the Company’s common stock, the Company’s board of directors, with input from management, determined the fair value of the Company’s common stock on each grant date by considering a number of objective and subjective factors, including the most recent independent third-party valuations of the Company’s common stock, sales of the Company’s convertible preferred stock to unrelated third-parties, operating and financial performance of the Company, the lack of liquidity of capital stock and general and industry-specific economic outlook, and the Company’s board of directors’ assessment of additional objective and subjective factors that it believed were relevant.

Performance-Based Restricted Stock Units (PSUs)

The following table summarizes PSU activity as of September 30, 2022:

	Number of PSUs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	299,500	$6.32
Granted	40,000	4.43
Cancelled	(30,000)	6.69
Unvested at September 30, 2022	309,500	$6.04

The PSUs vest based on the Company achieving certain regulatory milestones and are subject to the employee’s continued employment with the Company through the achievement date. The fair value of the awards was based on the value of the Company’s common stock at the grant date of the award and expense recognition is based on the probability of achieving the performance conditions. Stock-based compensation expense is adjusted in future periods for subsequent changes in the expected outcome of the performance conditions. The Company concluded that achievement of the performance conditions was not probable as of September 30, 2022, and therefore no stock-based compensation expense was recognized for the three and nine months ended September 30, 2022 in connection with the PSUs. As of September 30, 2022, unrecognized stock-based compensation expense related to the PSUs that were deemed not probable was $1.4 million.

Market-Based Awards

Restricted Stock Units

In December 2021, the Company granted 100,000 market-based restricted stock units (MRSUs) to its CEO pursuant to the 2021 Plan. The MRSUs vest based on the Company’s closing stock price trading above $20 per share for 30 consecutive trading days subject to the employee’s continued employment with the Company through the date of achievement. The share price of the Company’s common stock on the date of issuance of the MRSUs was $6.69 per share. The fair value was $0.4 million based on Monte Carlo simulation model on the grant date. Stock-based compensation expense is recognized over the derived service period of 3 years. Stock-based compensation expense in connection with the MRSUs was $0.1 million for the nine months ended September 30, 2022. As of September 30, 2022, there was $0.3 million of unrecognized stock-based compensation expense related to this MRSU.

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

During the nine months ended September 30, 2022, the Company reversed approximately $0.4 million in stock-based compensation expenses as a direct result of decreased value of the Performance Award caused by a decline in the Company’s common stock price.

2021 Employee Stock Purchase Plan (ESPP)

In March 2021, the Company’s board of directors adopted the ESPP, which became effective immediately prior to the execution of the underwriting agreement in connection with the Company’s IPO. As of September 30, 2022, 29,720 shares have been issued under the ESPP.

In September 2021, the Company’s board of directors adopted the Company’s 2021 UK Sharesave Sub-plan (SAYE). An allocation of 25,875 shares of common stock from the ESPP reserve pool was approved and reserved for issuance under the SAYE. No shares have been issued under the SAYE through September 30, 2022.

The stock-based compensation expense related to the ESPP and SAYE for the three and nine months ended September 30, 2022 and 2021, was immaterial.

The following table summarizes stock-based compensation expense, including expense associated with award modifications for unvested options, reflected in the unaudited consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$411	$1,001	$1,184	$2,093
General and administrative	579	144	1,919	377
Total	$990	$1,145	$3,103	$2,470

9. License Agreement

In December 2017, the Company entered into a License Agreement with vTv Therapeutics LLC (vTv Therapeutics) (the vTv License Agreement), under which the Company obtained an exclusive, worldwide, sublicensable license under certain vTv Therapeutics intellectual property to develop, manufacture and commercialize PPARδ agonists and products containing such PPARδ agonists, including REN001, for any therapeutic, prophylactic or diagnostic application in humans. To date, the Company has paid a $3.0 million upfront payment and $2.0 million in milestone payments and issued an aggregate of 576,443 shares of its common stock to vTv Therapeutics.

Upon the achievement of certain pre-specified development and regulatory milestones, the Company is also required to pay vTv Therapeutics milestone payments totaling up to $64.5 million. The Company is also required to pay vTv Therapeutics up to $30.0 million in total sales-based milestones upon achievement of certain sales thresholds of the licensed product. In addition, the Company is obligated to make royalty payments to vTv Therapeutics at mid-single digit to low teen percentage royalty rates, based on tiers of annual net sales of licensed products, subject to certain customary reductions. There were no milestone payments achieved or recorded for the three and nine months ended September 30, 2022 and 2021.

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

Increases in PPARδ activity also correlate with a shift in muscle tissue towards oxidative, fat-consuming type I fibers that are associated with endurance as opposed to glycolytic, type II fibers. In preclinical and clinical studies, increased PPARδ activity through transgenic overexpression or pharmacological activation increases muscular strength and endurance across a variety of functional measures. REN001 was studied in healthy male volunteers with one leg immobilized to produce muscle atrophy. Compared to placebo, administration of REN001 resulted in statistically significant increases in expression of genes involved in mitochondrial oxidative phosphorylation, and statistically significant improvements in muscle strength. REN001 was also studied in an open-label trial in patients with primary mitochondrial myopathies (PMM). In this trial, administration of REN001 improved function, reduced symptoms, and increased expression of genes involved in mitochondrial activities.

As a PPARδ agonist, REN001 may benefit patients with genetic mitochondrial myopathies who experience weakness, fatigue, or deterioration in muscle due to impaired mitochondrial energy production. Patients with these diseases are unable to perform many everyday activities, can experience cardiomyopathy and other organ dysfunction, and typically have a reduced life expectancy. We are currently developing REN001 in rare genetic diseases that typically present with myopathy, including PMM and long-chain fatty acid oxidation disorders (LC-FAOD).

There are currently no approved therapies for the treatment of PMM, representing a high unmet medical need with more than 66,000 and 82,000 patients with PMM in the United States and Europe, respectively. There are approximately 5,000 and more than 6,000 LC-FAOD patients in the United States and Europe, respectively.

We have received orphan drug designation from the U.S. Food and Drug Administration (FDA) for REN001 for the treatment of PMM and LC-FAOD and Fast Track designation for REN001 for treatment of PMM in the United States. Additionally, we have received orphan drug designation for REN001 for treatment of long-chain 3-hydroxy acyl-CoA dehydrogenase (LCHAD) and mitochondrial encephalomyopathy, lactic acidosis, and neurological stroke-like episodes (MELAS) in the European Union (EU).

We completed an open-label Phase 1b study in PMM patients with mitochondrial DNA (mtDNA) defects to assess the safety and tolerability of REN001, and measure changes in functional tests such as walk distance, exercise capacity and patient-reported symptoms that could serve as potential endpoints in future clinical studies. REN001 was well-tolerated and had an adequate safety profile in this trial. Compared to baseline, patients receiving REN001 once-daily for 12 weeks experienced an average increase in distance of 104.4 meters in the 12-minute walk test (12MWT), an average increase in weight-adjusted peak oxygen consumption (VO2) of 1.7 mL/kg/min, a reduction in fatigue and pain, and increased expression of genes involved with transport and metabolism of nutrients in the mitochondria including Pyruvate dehydrogenase lipoamide kinase isozyme 4 (PDK4), Angiopoietin-like 4 (ANGPTL4), and Solute carrier family 25 member 34 (SLC25A34).

Based on these results, we initiated a global, randomized, double-blind, placebo-controlled pivotal Phase 2b study of REN001 in adult PMM patients with mtDNA (STRIDE). As of November 2022, we have achieved over 80% enrollment on our ongoing STRIDE study. We expect to complete enrollment of this pivotal trial in the first quarter of 2023 and anticipate announcement of topline results in the fourth quarter of 2023. We are also conducting a two-year, open-label, long-term safety trial in PMM patients (STRIDE AHEAD) outside the United States. Following our interactions with the FDA, European Medicines Agency (EMA), and several other National regulatory agencies in Europe, we believe that positive results from the ongoing pivotal STRIDE and STRIDE AHEAD studies could potentially support registration of REN001 for PMM patients with mtDNA in the United States and Europe. In addition, we are planning to study REN001 in PMM patients with nuclear DNA (nDNA) defects.

We completed an open-label Phase 1b study in LC-FAOD patients with nuclear DNA (nDNA) defects to assess the safety and tolerability of REN001, and measure changes in functional tests such as walk distance, exercise capacity and patient-reported symptoms that could serve as potential endpoints in future clinical studies. The study included patients with defective LCHAD, carnitine palmitoyltransferase 2 (CPT2), very long-chain acyl-CoA dehydrogenase (VCLAD), or trifunctional protein (TFP). REN001 was well-tolerated and had an adequate safety profile in this trial. The LCHAD and CPT2 groups had the greatest improvement over baseline in 12MWT (73.7 and 51.9 meters, respectively). We also completed an observational, non-interventional study in LC-FAOD patients with nDNA defects to better understand the natural history of LC-FAOD and changes in patient function and symptoms over time (FORWARD). Results of the studies were presented at the International Network of Fatty Acid Oxidation Research and Management (INFORM) Conference in August 2022. Based on the results of the LC-FAOD Phase 1b study, in conjunction with the results of the FORWARD study, we intend to continue development of REN001 in LC-FAOD patients. We expect feedback from the FDA in the first quarter of 2023 that will direct our regulatory pathways for our LC-FAOD program.

Since our inception in 2014, our operations have primarily focused on raising capital, establishing and protecting our intellectual property portfolio, organizing and staffing our company, business planning, and conducting preclinical, clinical and manufacturing development for REN001. We do not have any product candidates approved for sale, have not generated any revenue from product sales, and do not expect to generate revenues from the commercial sale of our product candidate for several years, if ever. Since inception, we have incurred significant operating losses. Our net losses were $38.4 million and $29.2 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $123.1 million, and cash, cash equivalents and short-term investments of $116.1 million. We have funded our operations primarily through the issuance and sale of equity securities.

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

Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other research and development, and commercialization activities. As a result, we will need to raise additional capital. Until such time as we can generate significant revenue from sales of our product candidate, if ever, we expect to finance our operations through public or private equity offerings or debt financings, credit or loan facilities, collaborations, strategic alliances, licensing arrangements or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, including those resulting from the ongoing COVID-19 pandemic, as well as actual or perceived changes in interest rates and economic inflation. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Based upon our current operating plan, we believe that our cash, cash equivalents, and short-term investments as of September 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into 2024.

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

Upon the achievement of certain pre-specified development and regulatory milestones, we are also required to pay vTv Therapeutics milestone payments totaling up to $64.5 million. We are also required to pay vTv Therapeutics up to $30.0 million in total sales-based milestones upon achievement of certain sales thresholds of the licensed product. In addition, we are obligated to make tiered royalty payments to vTv Therapeutics at mid-single digit to low teen percentage royalty rates, based on tiers of annual net sales of licensed products, subject to certain customary reductions. There were no milestone payments achieved or recorded for the three and nine months ended September 30, 2022 and 2021.

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

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Clinical and regulatory	$5,555	$3,686	$14,143	$10,796
Contract manufacturing cost	2,469	2,570	6,802	5,035
Nonclinical	577	696	3,060	2,024
Research and development-other expense	1,337	2,366	3,343	3,214
Total	$9,938	$9,318	$27,348	$21,069

We expect our research and development expenses to increase substantially for the foreseeable future as we advance our product candidate through clinical trials, continue to conduct preclinical studies and pursue regulatory approval for our product candidate. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our product candidate may be affected by a variety of factors including: the safety and efficacy of our product candidate, early clinical data, investment in our clinical program, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for our product candidate. As a result of the uncertainties discussed above, at this time we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of and obtain regulatory approval for our product candidate. Our research and development costs may vary significantly based on factors such as:

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

Results of Operations

Comparison of Three Months Ended September 30, 2022 and 2021 (Unaudited)

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Operating expenses:
Research and development	$9,938	$9,318	$620
General and administrative	3,902	3,434	468
Total operating expenses	13,840	12,752	1,088
Loss from operations	(13,840)	(12,752)	(1,088)
Other income	833	17	816
Net loss	$(13,007)	$(12,735)	$(272)

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2022 were $9.9 million, compared to $9.3 million for the three months ended September 30, 2021. This increase of $0.6 million was primarily due to a $1.4 million increase in clinical study and manufacturing costs primarily related to our STRIDE study and a $0.8 million increase in personnel-related costs due to the additional headcount required to support our clinical and manufacturing operations, offset by a $1.5 million decrease in non-clinical activities.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2022 were $3.9 million, compared to $3.4 million for the three months ended September 30, 2021. This increase of $0.5 million was primarily attributable to increased costs to operate as a public company, including increases in outside professional services of $0.8 million offset by a decrease in stock-based compensation of $0.4 million.

Other Income

The increase in other income for the three months ended September 30, 2022, compared to the same period in the prior year was due to a higher interest rate earned on our short-term investments.

Comparison of Nine Months Ended September 30, 2022 and 2021 (Unaudited)

The following table summarizes our results of operations (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Operating expenses:
Research and development	$27,348	$21,069	$6,279
General and administrative	11,938	8,125	3,813
Total operating expenses	39,286	29,194	10,092
Loss from operations	(39,286)	(29,194)	(10,092)
Other income	931	31	900
Net loss	$(38,355)	$(29,163)	$(9,192)

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2022 were $27.3 million, compared to $21.1 million for the nine months ended September 30, 2021. This increase of $6.3 million was primarily due to an increase of $4.0 million related to clinical trial and manufacturing costs associated with the launch of our STRIDE study as well as our Phase 1b clinical trials of LC-FAOD. In addition, there was a $2.7 million increase in personnel-related costs due to the additional headcount required to support our clinical and manufacturing operations offset by a $0.4 million decrease in non-clinical activities.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2022 were $11.9 million, compared to $8.1 million for the nine months ended September 30, 2021. This increase of $3.8 million was primarily attributable to increased costs to operate as a public company, including increases in outside professional services of $3.3 million, insurance premiums of $0.3 million, and personnel-related expenses of $0.2 million.

Other Income

The increase in other income for the nine months ended September 30, 2022, compared to the same period in the prior year was due to a higher interest rate earned on our short-term investments.

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

Cash Flows

The following table summarizes our cash flows (unaudited and in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(31,749)	$(27,962)
Net cash used in investing activities	(30,925)	(31,529)
Net cash provided by financing activities	146	132,287
Net (decrease) increase in cash and cash equivalents	$(62,528)	$72,796

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $31.7 million, consisting primarily of our net loss of $38.4 million adjusted for non-cash items of $3.0 million primarily due to stock-based compensation expense and a $3.6 million net change in operating assets and liabilities. The change in our net operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $2.8 million due to timing of receipt of invoices and payments and a decrease in prepaid and other current assets of $1.1 million.

Net cash used in operating activities for the nine months ended September 30, 2021 was $28.0 million, consisting primarily of our net loss of $29.2 million and a $1.7 million net decrease in operating assets and liabilities, partially offset by $2.9 million in non-cash charges primarily consisting of stock-based compensation expense.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 and 2021 was $30.9 million and $31.5 million, respectively, consisting primarily of the purchases of available-for-sale short-term investments.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 was immaterial.

Net cash provided by financing activities for the nine months ended September 30, 2021 was $132.3 million, consisting primarily of $84.6 million of net proceeds from our initial public offering (IPO), $47.4 million of net proceeds from the issuance of Series B convertible preferred stock, and $0.4 million of proceeds from the exercise of stock options.

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

As of September 30, 2022, we had $116.1 million in cash, cash equivalents and short-term investments. We believe, based upon our current operating plan, that our cash, cash equivalents and short-term investments as of September 30, 2022 will be sufficient to fund our planned operations into 2024.

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

Material Cash Requirements

The discussion below summarizes our significant contractual obligations and commitments as of September 30, 2022.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021, and the notes to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Principal Executive Officer and our Principal Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We currently depend entirely on the success of REN001, which is our only product candidate. If we are unable to advance REN001 through clinical development, obtain regulatory approvals, and ultimately commercialize REN001, or experience significant delays in doing so, our business will be materially harmed.
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

Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant net losses since our inception. If REN001 is not successfully developed and approved in the United States or Europe, we may never generate any revenue. For the nine months ended September 30, 2022 and 2021, we reported a net loss of $38.4 million and $29.2 million, respectively. As of September 30, 2022, we had an accumulated deficit of $123.1 million.

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

As of September 30, 2022, we had cash, cash equivalents and short-term investments of $116.1 million. We believe, based on our current operating plan, that our cash, cash equivalents and short-term investments as of September 30, 2022 will be sufficient to fund our planned operations into 2024. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future capital requirements will depend on many factors, including:

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

We currently depend entirely on the success of REN001, which is our only product candidate. If we are unable to advance REN001 through clinical development, obtain regulatory approvals, and ultimately commercialize REN001, or experience significant delays in doing so, our business will be materially harmed.*

We currently only have one product candidate, REN001, and our business and future success depends entirely on our ability to develop, obtain regulatory approval for, and then successfully commercialize, REN001, which is currently in clinical development in patients with primary mitochondrial myopathy (PMM) and patients with long-chain fatty acid oxidation disorder (LC-FAOD). This may make an investment in our company riskier than similar companies that have multiple product candidates in active development that may be able to better sustain failure of a lead product candidate.

The success of REN001 will depend on several factors, including the following:

•
successful enrollment in our ongoing and planned clinical trials and completion of such clinical trials with favorable results;
•
acceptance by the U.S. Food and Drug Administration (FDA) and European Medicines Agency (EMA) of data from our ongoing pivotal Phase 2b (STRIDE), open-label safety (STRIDE AHEAD), or future clinical trials in PMM patients;
•
demonstrating safety and efficacy of REN001, to the satisfaction of applicable regulatory authorities;
•
meeting chemistry, manufacturing and controls (CMC) requirements and passing inspections
•
the outcome, timing, and cost of meeting regulatory requirements established by the FDA, EMA, and other comparable foreign regulatory authorities;
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

•
maintaining an acceptable risk/benefit profile of REN001 following approval; and
•
maintaining and growing an organization of people who can develop and commercialize REN001.

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

Our clinical trials may fail to adequately demonstrate the safety and efficacy of REN001, which could prevent or delay regulatory approval and commercialization.*

Before obtaining regulatory approvals for the commercial sale of a product candidate, we must demonstrate through lengthy, complex, and expensive preclinical testing and clinical trials that a product candidate is both safe and effective for use in each target indication. Clinical trials often fail to demonstrate safety and efficacy of the product candidate studied for the target indication. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization. Further, we have used patient reported outcomes in our clinical trials, including our Phase 1b study of REN001 in PMM, such as the Modified Fatigue Impact Scale (MFIS), the Brief Pain Inventory (BPI), and the 36-item short form survey (SF-36) that assesses the general health of patients. Such patient reported outcomes are based on subjective patient feedback and can be inherently difficult to evaluate. Such patient reported outcomes can be influenced by factors outside of our control and can vary widely from day to day for a particular patient, and from patient-to-patient and site-to-site within a clinical trial. It is possible that the FDA or other regulatory agencies will not accept such patient reported outcomes, and any such non-acceptance may require changes to existing trial protocols or the conduct of additional clinical trials. Moreover, our ongoing pivotal STRIDE study and our completed Phase 1b studies in patients with PMM and LC-FAOD utilize a 12-minute walk test (12MWT) as an assessment of endurance and exercise tolerance in patients rather than the six-minute walk test (6MWT) which is more commonly used.

Preclinical and clinical drug development is a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results.*

Preclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. A failure of one or more preclinical or clinical trials can occur at any stage of testing. The results of preclinical studies and early clinical trials of REN001 may not be predictive of the results of later-stage clinical trials. In addition, product candidates in later stages of clinical trials may fail to show a positive risk/benefit profile despite having progressed through preclinical studies and initial clinical trials. Also, because there are no approved drugs for PMM and only one approved product, a caloric supplement, for LC-FAOD, there are no regulatory precedents by which we can be guided with respect to regulatory endpoints.

As such, we cannot be certain that our ongoing and planned clinical trials will be successful. Many companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. Moreover, preclinical and clinical data is often susceptible to varying interpretations and analyses. Our completed clinical trials have involved a limited number of patients and clinical trial sites and have been open-label. We may face significant setbacks as we expand the number of patients and clinical sites, potentially affecting the efficiency of trial execution and the consistency of trial data, which may delay or prevent regulatory approval of REN001. Any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of REN001 in those and other indications, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Further, if patients drop out of our clinical trials, miss scheduled doses or follow-up visits, or otherwise fail to follow clinical trial protocols, whether as a result of the COVID-19 pandemic, actions taken to slow the spread of COVID-19 or otherwise, the integrity of data from our clinical trials may be compromised or not accepted by the FDA, EMA or other regulatory authorities, which would represent a significant setback for the applicable program.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.*

We may not be able to initiate or continue our clinical trials for REN001 and any future product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, EMA and comparable foreign regulatory authorities. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, the design of the clinical trial, competing clinical trials, and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

In particular, each clinical indication for which we are evaluating REN001 is a rare genetic disease with limited patient populations from which to draw participants in clinical trials. We will be required to identify and enroll a sufficient number of patients with the disease under investigation for our clinical trials of REN001. Potential patients may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for our clinical trials. Additionally, other pharmaceutical companies with more resources and greater experience in drug development and commercialization are targeting similar genetic mitochondrial diseases we are targeting and may do so with respect to additional indications we target in the future. Any recruiting of clinical trial patients by competitors from the patient populations we are targeting in our ongoing or future clinical trials may delay or make it more difficult to fully enroll our clinical trials. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, we rely on CROs and clinical trial sites to ensure proper and timely conduct of our clinical trials and, while we have agreements governing their services, we will have limited influence over their actual performance.

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

Before we can initiate clinical trials for REN001 or any future product candidates, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities, along with other information, including information about CMC, and our proposed clinical trial protocol, as part of an investigational new drug application (IND) or similar regulatory filing under which we must receive authorization to proceed with clinical development.

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

The regulatory approval process is lengthy, expensive and uncertain, and we may be unable to obtain regulatory approval for our product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of our product candidates and adversely impact our ability to generate revenue, our business and our results of operations.*

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing, and distribution of REN001 is subject to extensive regulation by the FDA in the United States and by comparable foreign regulatory authorities in foreign markets. In the United States, we are not permitted to market REN001 and any future product candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity, and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and the FDA has substantial discretion in the drug approval process, including the ability to delay, limit, or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed. Neither we nor any future collaborator is permitted to market REN001 and any future product candidates in the United States until we receive approval of an NDA from the FDA. We have not previously submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities.

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

Our clinical trials have been, and may in the future be, affected by the COVID-19 pandemic. For example, as a result of the COVID-19 pandemic, our Phase 1b study of REN001 in PMM patients was closed early and we temporarily paused enrollment in our other Phase 1b studies. Additionally, the COVID-19 pandemic may impact patient enrollment in all of our ongoing clinical trials. In particular, some sites may pause enrollment to focus on, and direct resources to, COVID-19, while at other sites, patients may choose not to enroll or continue participating in the clinical trial as a result of the pandemic. In addition, patient visits to our clinical trial sites in the United States, Europe, Australia, New Zealand, and Canada at some point in the past or currently have slowed as a result of the COVID-19 pandemic. Further, according to the Centers for Disease Control and Prevention and the National Health Service in the UK, people who have serious chronic medical conditions, including those such as genetic mitochondrial diseases, are at higher risk of getting very sick from COVID-19. As a result, current or potential patients in our ongoing and planned clinical trials may choose to not enroll, not participate in follow-up clinical visits, or drop out of the trial as a precaution against contracting COVID-19. Further, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services.

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

Preliminary, interim and topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.*

From time to time, we may publicly disclose interim, topline, or preliminary data from our clinical trials, including from our studies of REN001 in PMM and LC-FAOD patients, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline, or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim, topline, and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, such data should be viewed with caution until the final data are available. Adverse differences between preliminary, interim, or topline data and final data could significantly harm our business prospects.

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

There have been judicial, executive and Congressional challenges to certain aspects of the Affordable Care Act. By way of example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017 (the Tax Act), included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investments and Jobs Act, will remain in effect until 2031. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain high-cost, single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report within ninety (90) days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future.

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

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of September 30, 2022, we had 43 employees, 32 of whom are full-time. As our development and commercialization plans and strategies develop, we expect to need additional development, managerial, operational, financial, sales, marketing, and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU GDPR and the UK GDPR impose strict requirements for processing personal data. For example, under the EU GDPR and UK GDPR, government regulators may impose temporary or definitive bans on data processing, as well as each regime separately authorizing regulators to impose fines of up to: 20 million euros or 17.5 million pounds (respectively) or 4% of annual global revenue, whichever is greater. Further, the EU GDPR also provides for private litigation related to the processing of personal data that can be brought by classes of data subjects or consumer protection organizations authorized at law to represent the data subjects’ interests.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that is processed subject to the EU GDPR and/or UK GDPR or originates in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EEA that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. The European Commission released a set of “Standard Contractual Clauses” (SCCs) that are designed to be a valid mechanism to facilitate personal data transfers to recipients located in these jurisdictions. Currently, these SCCs are a valid mechanism to transfer personal data to recipients located outside of the EEA. The SCCs, as well as the UK specific international data transfer tools mentioned below, impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional contractual, technical and/or organizational measures are necessary to protect the at-issue personal data. In addition, Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection. To address the difficulties relating to transferring personal data from the EU to the United States – having reached agreement in principle on March 25, 2022 – the United States and the EU are now in the process of negotiating a Trans-Atlantic Data Privacy Framework as an alternative transfer mechanism, which would allow personal data to flow freely between the EU and participating companies in the United States; however, any such framework is still to be agreed and may be subject to challenge if implemented. In addition to the EU’s SCCs, the UK government has separately issued certain UK specific international data transfer tools, which take the place of, or are needed to supplement, the EU’s SCCs, in relation to transfers made subject to the UK GDPR to recipient countries outside of the UK that the UK government does not consider to provide an adequate level of data protection. Furthermore, certain countries outside Europe (e.g., China) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material and adverse effect on our business, cash flow, financial condition or results of operations.*

The Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the IRS and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the Tax Act. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings and the deductibility of expenses under the Tax Act or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years and could increase our future U.S. tax expense. For example, the recently enacted IRA includes provisions that will impact the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, or any newly enacted federal tax legislation.

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

We have developed and continue to expand our patent portfolio for REN001. We have licensed from vTv Therapeutics eight issued patents in the United States and 19 issued patents in foreign countries, including Australia, Canada, Great Britain, Germany, France, Austria, Belgium, Switzerland, Spain, Ireland, Italy, the Eurasian Patent Organization, Israel, Japan, South Korea, Mexico, New Zealand, South Africa, and Taiwan covering composition of matter of REN001, among other things, which are expected to expire in 2026, absent any patent term adjustments or extensions. Additionally, we have licensed four issued patents in the United States, six issued patents in foreign countries, including Canada, Germany, Spain, France, Great Britain, and Italy, one pending application in the United States, and one pending application in Europe, from vTv Therapeutics covering methods of using REN001, which are expected to expire in 2034, absent any patent term adjustments or extensions.

In addition to the licensed vTv Therapeutics patents and applications relating to REN001, we have filed our own patent applications. We co-own one pending application in the United States and four pending applications in foreign countries, and own four pending applications in the United States, an issued patent in Lebanon, and over 25 pending applications in foreign countries, directed to various methods of use of REN001. These patent applications, if issued, would be expected to expire between 2040 and 2043, absent any patent term adjustments or extensions. We also own one issued patent in the United States, one pending application in the United States, two pending international patent applications, and two pending applications in foreign countries directed to methods of manufacturing, and crystalline forms (polymorphs) of REN001. The issued patent, and patent applications if issued, are expected to expire in 2041, absent any patent term adjustments or extensions. Patents related to REN001 may be eligible for patent term extensions in certain jurisdictions, including up to five years in both the United States and the EU, upon approval of a commercial use of the corresponding product by a regulatory agency in the jurisdiction where the patent was granted.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology or pharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. As an example, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). The option of a Unitary Patent will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Presently we have intellectual property rights through licenses from third parties, including vTv Therapeutics, related to REN001. Because our program may require the use of additional proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, REN001 may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license, on reasonable terms, proprietary rights related to any compositions, formulations, methods of use, processes or other intellectual property rights from third parties that we identify as being necessary for REN001. In such event, we may be required to expend significant time and resources to develop or license replacement technology, which may not be available. Even if we are able to obtain a license to such proprietary rights, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us.

The patent protection and patent prosecution for some of our product candidates may be dependent on third parties.

While we normally seek to obtain the right to control prosecution, maintenance and enforcement of the patents relating to our product candidates, there may be times when the filing and prosecution activities for patents and patent applications relating to our product candidates are controlled by our future licensors or collaboration partners. When we obtain licenses from or collaborate with third parties, we may not have the right to control the preparation, filing, and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties, or such activities, if controlled by us, may require the input of such third parties. We may also require the cooperation of our licensors and collaborators to enforce any licensed patent rights, and such cooperation may not be provided. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business, or in compliance with applicable laws and regulations, including by payment of all applicable fees for patents covering our product candidates, which may affect the validity and enforceability of such patents or any patents that may issue from such application. If any of our future licensors or collaboration partners fail to prosecute, maintain and enforce such patents and patent applications in a manner consistent with the best interests of our business, including by payment of all applicable fees for patents covering our product candidates, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. In addition, even where we have the right to control patent prosecution of patents and patent applications we have licensed to and from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensees, our future licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution.

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

Third parties, including our competitors, in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our products. We do not always conduct independent reviews of pending patent applications and patents issued to third parties. Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of REN001. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be currently pending third-party patent applications which may later result in issued patents that REN001, any future product candidates, and other proprietary technologies may infringe, or which such third parties claim are infringed by the use of our technologies. Parties making claims against us for infringement or misappropriation of their intellectual property rights may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize REN001 or future product candidates. Defense of these claims, regardless of their merit, could involve substantial expenses and could be a substantial diversion of management and other employee resources from our business.

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

We do not always conduct independent reviews of pending patent applications and patents issued to third parties. We cannot be certain that any of our or our licensors’ patent searches or analyses, including but not limited to the identification of relevant patents, analysis of the scope of relevant patent claims or determination of the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States, Europe and elsewhere that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction, because:

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.*

Our current or future trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks, and we may be unable to obtain future trademarks or trade names that we intend to use. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names. Our efforts to enforce or protect our proprietary rights related to trademarks, trade names, trade secrets, domain names, copyrights, or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

Moreover, any name we have proposed to use with REN001 in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA (or an equivalent administrative body in a foreign jurisdiction) objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties, and be acceptable to the FDA. Similar requirements exist in Europe. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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
•
acceptance by the FDA and EMA of data from our ongoing pivotal STRIDE study or any future clinical trials we conduct;
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

We are an emerging growth company and a smaller reporting company, and the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.*

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). For as long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various public company reporting requirements, including being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Quarterly Report on Form 10-Q, not being required to have our internal control over financial reporting audited by our independent registered public accounting firm under Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until December 31, 2026 or until we are no longer an emerging growth company, whichever is earlier. We will cease to be an emerging growth company prior to the end of such five-year period if certain earlier events occur, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, our annual gross revenues exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period.

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

As of September 30, 2022, we have not used any of the proceeds from our IPO. We invested the funds received in highly liquid money market funds and short-term investments. The net proceeds from the IPO will be used, together with our cash, cash equivalents and short-term investments to fund continued research and development of REN001 in PMM and LC-FAOD patients, other clinical trials and preclinical studies, and commercial readiness preparations, and to provide funds for working capital and other general purposes. None of the offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

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

10.1†

Letter Agreement by and between the Registrant and Roshawn Blunt, dated August 2, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2022).

10.2†	Reneo Pharmaceuticals, Inc. Severance Benefit Plan, as amended as of September 27, 2022, and form of Participation Agreement thereunder.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

† Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2022

RENEO PHARMACEUTICALS, INC.

By:	/s/ Gregory J. Flesher
Name:	Gregory J. Flesher
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jennifer P. Lam
Name:	Jennifer P. Lam
Title:	Vice President of Finance and Administration
(Principal Financial and Accounting Officer)