Form 10-K
period 2022-12-31
Reneo Pharmaceuticals, Inc.
filed 2023-03-27
CIK 1637715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From To

Commission file number: 001-40315

RENEO PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-2309515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
18575 Jamboree Road, Suite 275-S, Irvine CA	92612
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (858) 283-0280

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	Trading Symbol(s)	on which registered
Common Stock, $0.0001 Par Value per Share	RPHM	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the closing price of $2.65 as reported on the Nasdaq Global Market, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $38.7 million. Shares of the registrant’s common stock held by each executive officer and director and by each stockholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant's common stock as of March 21, 2023 was 25,107,430 shares.

Documents Incorporated by Reference

Part III of this Annual Report on Form 10-K (the Annual Report) incorporates by reference certain information from the registrant’s definitive proxy statement for its 2023 annual meeting of stockholders (the Proxy Statement), which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2022. Except with respect to information specifically incorporated by reference into this Annual Report, the Proxy Statement is not deemed to be filed as part of this Annual Report.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the Annual Report) may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A, “Risk Factors” in this Annual Report. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. Such statements may include, but are not limited to, statements concerning the following:

•
our ability to obtain and maintain regulatory approval for mavodelpar (REN001) in any indication or any of our future product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;
•
the commercialization of mavodelpar, if approved in any indication;
•
our ability to develop and maintain sales and marketing capabilities, whether alone or with potential future collaborators;
•
our plans to research, develop and commercialize mavodelpar, including the timing of our ongoing clinical trials of mavodelpar;
•
our expectations regarding the size of target patient populations for mavodelpar, if approved for commercial use, and any additional product candidates we may develop;
•
the size and growth potential of the markets for mavodelpar, and our ability to serve those markets;
•
the rate and degree of market acceptance of mavodelpar, as well as third-party payor coverage and reimbursement for mavodelpar;
•
our ability to attract collaborators with development, regulatory and commercialization expertise;
•
our expectations regarding our ability to obtain, maintain, enforce and defend our intellectual property protection for our product candidates;
•
regulatory and legal developments in the United States and foreign countries;
•
the performance of our third-party suppliers and manufacturers;
•
the success of competing therapies that are or may become available;
•
our ability to attract and retain key scientific or management personnel;
•
our estimates regarding the impact of the ongoing coronavirus (together with its variants, COVID-19) pandemic on our business and operations, the business and operations of our collaborators and on the global economy;
•
our ability to obtain funding for our operations; and
•
the accuracy of our estimates regarding expenses, capital requirements and needs for additional financing.

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

Risks Related to Our Business and Industry

•
We have incurred significant net losses since our inception in 2014 and anticipate that we will continue to incur significant net losses for the foreseeable future. We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.
•
We will need substantial additional capital to develop and commercialize mavodelpar and any future product candidates and implement our operating plan. If we fail to complete additional financings, we may be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
•
We currently depend entirely on the success of mavodelpar, which is our only product candidate. If we are unable to advance mavodelpar through clinical development, obtain regulatory approvals, and ultimately commercialize mavodelpar, or experience significant delays in doing so, our business will be materially harmed.
•
Our clinical trials may fail to adequately demonstrate the safety and efficacy of mavodelpar, which could prevent or delay regulatory approval and commercialization.
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
•
If the market opportunities for mavodelpar and any future product candidates are smaller than we believe they are, or we face substantial competition in our markets, our future revenue may be adversely affected, and our business may suffer.
•
We may not be successful in our efforts to expand our pipeline by identifying additional indications for which to investigate mavodelpar in the future. We may expend our limited resources to pursue a particular indication or formulation for mavodelpar and fail to capitalize on product candidates, indications or formulations that may be more profitable or for which there is a greater likelihood of success.
•
We currently have no marketing and sales organization. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell mavodelpar and any future product candidates, we may not be able to generate product revenues.

Risks Related to Our Reliance on Third Parties

•
We depend on a license agreement with vTv Therapeutics LLC (vTv Therapeutics), and termination of this license could result in the loss of significant rights, which would harm our business.
•
We rely on third parties to conduct, supervise, and monitor our clinical trials. If these third parties do not successfully carry out their contractual duties, meet rigorously enforced regulatory requirements, or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize mavodelpar.
•
We rely completely on third parties to manufacture our preclinical and clinical drug supplies and we intend to rely on third parties to produce commercial supplies of mavodelpar and any future product candidates, if approved, and these third parties may fail to obtain and maintain regulatory approval for their facilities, fail to provide us with sufficient quantities of drug product or fail to do so at acceptable quality levels or prices.

Risks Related to Our Intellectual Property

•
Our success depends on our ability to obtain and maintain sufficient intellectual property protection for mavodelpar, any future product candidates, and other proprietary technologies.
•
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
•
We may not be able to protect our intellectual property rights throughout the world.
•
If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties, such as our license agreement with vTv Therapeutics, or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.
•
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

PART I

Item 1. Business

Overview

Reneo is a clinical-stage pharmaceutical company focused on the development and commercialization of therapies for patients with rare genetic mitochondrial diseases, which are often associated with the inability of mitochondria to produce adenosine triphosphate (ATP). Our lead product candidate, mavodelpar, is a potent and selective agonist of the peroxisome proliferator-activated receptor delta (PPARδ). Mavodelpar has been shown to increase transcription of genes involved in mitochondrial function and increase fatty acid oxidation (FAO), and may increase production of new mitochondria.

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

Mavodelpar was studied in healthy male volunteers with one leg immobilized to produce muscle atrophy. Compared to placebo, administration of mavodelpar resulted in statistically significant increases in expression of genes involved in mitochondrial oxidative phosphorylation (OxPhos), and statistically significant improvements in muscle strength. Mavodelpar was studied in an open-label trial in patients with primary mitochondrial myopathies (PMM). Patients with PMM in this trial exhibited improved function, reduced symptoms, and increased expression of genes involved in mitochondrial function. Mavodelpar was also studied in an open-label trial in patients with long-chain fatty acid oxidation disorder (LC-FAOD). In this trial, patients with LC-FAOD due to certain gene defects exhibited improved function and reduced symptoms.

As a PPARδ agonist, mavodelpar may benefit patients with genetic mitochondrial myopathies who experience weakness, fatigue, or deterioration in muscle due to impaired mitochondrial energy production. Patients with these diseases are unable to perform many everyday activities, can experience cardiomyopathy and other organ dysfunction, and typically have a reduced life expectancy. We are currently developing mavodelpar in rare genetic diseases that typically present with myopathy, including PMM and LC-FAOD.

There are currently no approved therapies for the treatment of PMM, representing a high unmet medical need.

Our Product Pipeline

The following table summarizes our mavodelpar development programs.

We are currently developing mavodelpar in the following rare genetic diseases that are associated with a deficit of energy production by the mitochondria and typically present with myopathy:

•
PMM: This rare genetic mitochondrial disease has an estimated prevalence in adults of 23:100,000, representing at least 66,000 patients in the United States and 82,000 in Europe. Patients with PMM are unable to move their muscles efficiently because their ability to generate energy through OxPhos is compromised. We are initially targeting adult patients with PMM due to mitochondrial DNA (mtDNA) defects.
•
LC-FAOD: This rare genetic mitochondrial disease has an estimated prevalence of 1.5:100,000, representing at least 5,000 patients in the United States and 6,000 in Europe. The genetic alterations observed in these patients reduce their capacity to metabolize long-chain fatty acids as a source of energy for mitochondria. As patients with LC-FAOD grow older, they suffer from myopathy, lack of endurance, exercise intolerance, and fatigue. Muscle exertion in the absence of an adequate source of energy can result in the breakdown of muscle tissue that can subsequently cause kidney and cardiac damage. We are initially targeting adult patients with LC-FAOD with defects in long-chain 3-hydroxy acyl-CoA dehydrogenase (LCHAD), carnitine palmitoyltransferase 2 (CPT2), and trifunctional protein (TFP).

Our Strategy

Our mission is to bring to market therapies that address high unmet medical needs of patients with genetic mitochondrial diseases. We plan to achieve this goal by developing mavodelpar initially for adult patients with PMM and LC-FAOD and will continue to explore other patient populations where mavodelpar may provide benefit. We intend to establish mavodelpar as the standard of care for multiple rare genetic mitochondrial diseases. The components of our strategy are as follows:

•
Complete clinical development and seek regulatory approval of mavodelpar in PMM. Following our interactions with the U.S. Food and Drug Administration (FDA), European Medicines Agency (EMA), and several other national regulatory agencies in Europe, we believe that positive results from our ongoing global, randomized, double-blind, placebo-controlled pivotal Phase 2b trial of mavodelpar in adult patients with PMM due to mtDNA (STRIDE) along with the open-label, long-term safety trial outside of the United States in adult patients with PMM due to mtDNA (STRIDE AHEAD) could potentially support the registration of mavodelpar for adult patients with PMM due to mtDNA defects in the United States and Europe. We intend to submit the data from STRIDE, together with the long-term safety data from STRIDE AHEAD, to the FDA and the EMA in planned marketing applications in 2024. In addition, we are planning to study mavodelpar in patients with PMM due to nuclear DNA (nDNA) defects.
•
Commercialize mavodelpar in the United States and key European markets, and establish mavodelpar as the standard of care for rare genetic mitochondrial diseases around the world. We plan to build a fully integrated rare disease pharmaceutical company with a commercial infrastructure in the United States and key European markets. For regions outside of the United States and key European markets, we plan to explore strategic partnerships to bring mavodelpar to patients.
•
Maximize the commercial potential of mavodelpar in additional rare genetic mitochondrial disease indications. We have completed a Phase 1b study of mavodelpar in patients with LC-FAOD and are working with the FDA to map out the development pathway for our LC-FAOD program. Additionally, we aim to identify and pursue development of mavodelpar in other diseases that are defined by the inability of mitochondria to produce cellular energy.
•
Expand our rare disease pipeline through acquisitions and/or licensing of complementary programs. We plan to license and/or acquire additional programs targeting rare genetic diseases with high unmet medical need. We will leverage our experience in preclinical and clinical development, commercialization, and strong relationships with clinical investigators and patient advocacy organizations to bring therapeutic options to patients.

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

Muscle cells mainly rely on three sources to generate energy: phosphocreatine (P-Cr), carbohydrates, and fatty acids. Muscle cells initially use readily available P-Cr and glycogen to generate this energy. As these sources become depleted, muscle cells turn to fatty acids to generate cellular energy.

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

Mitochondrial energy production involves a series of highly regulated metabolic processes that are sequenced based on the availability of nutrients and the length of time cells require energy. In the first minute of exertion, mitochondria utilize readily available P-Cr as a source of fuel to create ATP (Figure 1, step 1). When P-Cr is consumed, muscles turn to carbohydrate metabolism, as the next source of fuel to create ATP (Figure 1, step 2). Finally, after several minutes of exercise when P-Cr and carbohydrates are depleted, mitochondria turn to fatty acids as the source of fuel to create ATP (Figure 1, step 3). FAO becomes the primary pathway to generate energy for muscle and other cells during long periods of exercise.

Figure 1. The energy source used by muscles shifts from P-Cr and carbohydrates to fatty acids as supplies of P-Cr and carbohydrates are depleted

Oxidative phosphorylation

Figure 2. Nutrient utilization by mitochondria

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

PPARδ is highly expressed in muscle cells and activation of PPARδ either through genetic manipulation or through small molecule agonists has been shown to increase the ability of muscle cells to use fatty acids and generate energy. Transgenic mice with overexpressed PPARδ were shown to be able to run on a treadmill twice the distance compared to normal mice. Conversely, PPARδ knockout mice were shown to run approximately 30% less distance compared to normal mice. We believe that a selective agonist of PPARδ such as mavodelpar, has potential therapeutic benefits while avoiding some of the adverse events associated with approved PPAR agonists of the PPARα and PPARγ class.

Figure 3. Members of the PPAR family of nuclear receptors have distinct roles in regulating fatty acid metabolism

Disease overview

PMM background

PMM are a group of disorders caused by genetic mutations within the mtDNA or nDNA that affect the activity of enzymes or other proteins in the mitochondria. In PMM these genetic alterations hamper the ability of mitochondria to generate energy from nutrient sources, resulting in energy deficits that are most pronounced in tissues with high energy demand such as muscle, brain, and heart. Energy deficits can affect major muscle groups that are used for walking, climbing, lifting objects, and maintaining posture. Patients with PMM report chronic fatigue and a lack of endurance. Functional muscle impairment is also evident in smaller muscle groups that control, for example, movements of the eyes and eyelids and alterations in other muscles of the face and neck, which can lead to difficulty with swallowing and, more rarely, slurred speech.

Within each mitochondrion there are maternally inherited circular DNA molecules, mtDNA, that is inherited in a unique way such that within each cell there can be variable amounts of both mitochondria with mutated and non-mutated genes. These mtDNA genes code for thirteen proteins critical to cellular energy metabolism. Pathogenic mutations in mtDNA lead to a spectrum of diseases and physiological dysfunctions. This is due to several factors including the variability in prevalence of the mutated versus non-mutated genes within each cell across various tissues in the body. Myopathy is one of the most common clinical manifestations of disease in patients with PMM and can be a debilitating feature because muscle impairment, lack of endurance and exercise intolerance affect mobility and limit the capability of patients with PMM to perform day-to-day activities.

There are currently no approved therapies for the treatment of PMM, representing a high unmet medical need.

LC-FAOD background

LC-FAOD are a type of inherited genetic errors of metabolism resulting in the inability to use dietary long-chain fatty acids as energy sources in the mitochondria. Fatty acids are metabolized in the mitochondria through OxPhos. Mitochondria have specific enzymes that break down each of the fatty acids to produce ATP. Mutations in the genes encoding the enzymes that break down long-chain fatty acids may lead to severe energy deficits. Specific deficiencies include defects in very long-chain acyl-CoA dehydrogenase (VLCAD), LCHAD, mitochondrial TFP, and carnitine palmitoyltransferase (CPT). Patients need at least partial enzyme activity to survive into adulthood. Patients with the most severe defects in these enzymes have a high mortality rate. The most severe cases of LC-FAOD are diagnosed within the first few days or weeks of life. These patients often present with a severe energy deficit that results in lethargy, liver dysfunction, hypoglycemia, encephalopathy, and high risk for sudden death. Older patients usually present with lack of endurance, poor exercise tolerance, muscle aches, rhabdomyolysis or breakdown of muscle tissue and are at risk of developing kidney injury. Patients with LC-FAOD are instructed to avoid fasting, eat frequent meals and, in some cases, supplement with creatinine and medium chain triglycerides (MCT), in order to maintain sources of energy for oxidative metabolism. In June 2020, a new form of MCT called DOJOLVI® (triheptanoin) was approved in the United States as a source of calories for patients with LC-FAOD. However, DOJOLVI® has not demonstrated clear functional benefits on endurance in randomized, controlled clinical trials. We are not aware of any drug interventional studies underway or currently announced for LC-FAOD.

Our Solution, Mavodelpar

Mavodelpar is an oral, small molecule selective PPARδ agonist designed to modulate genes critical to metabolism and generation of energy. Mavodelpar is designed to selectively activate PPARδ receptors found in the nuclear membrane of muscle and other cells. PPARδ is a member of a family of nuclear receptors that regulate cellular energy generation by modulating the expression of genes that control proteins involved in mitochondrial enzyme activity and the formation of new mitochondria (mitochondrial biogenesis). PPARδ is highly expressed in muscle cells and activation of PPARδ either through genetic manipulation or through small molecule agonists has been shown to increase the ability of muscle cells to use fatty acids as well as improve muscle strength and exercise tolerance. We believe these are the mechanisms by which mavodelpar will act to help patients with mitochondrial diseases.

By selectively targeting PPARδ, mavodelpar may address the cellular energy deficit in patients with genetic mitochondrial myopathies such as PMM and LC-FAOD by:

•
Increasing OxPhos activity of mitochondria resulting in enhanced production of ATP;
•
Increasing the formation of mitochondrial biogenesis and thereby increasing residual OxPhos activity and subsequent ATP production; and
•
Increasing the proportion and/or absolute number of functioning mitochondria which may compensate for poorly functioning or non-functional mitochondria.

To date, mavodelpar has been administered to more than 380 subjects across 10 clinical trials.

Experiments in cell lines derived from patients with genetic mitochondrial myopathies have shown that increasing respiratory chain enzyme (complex I, III or IV) levels and activity can compensate the underlying energy deficit. Agonism of PPARδ can increase the activity of these respiratory chain enzymes.

In addition, pharmacological upregulation of mitochondrial biogenesis in patients with PMM may result in improved energy generation. PPAR agonists have been shown to activate genes that play a central role in regulating mitochondrial biogenesis. We believe that activation of these genes may alleviate the ATP deficient state in patients with genetic mitochondrial myopathies by increasing mitochondrial mass through enhanced mitochondrial biogenesis.

In preclinical models, administration of mavodelpar led to a concentration-dependent increase of FAO and an increase in expression of genes involved in mitochondrial biogenesis. Similarly, data from a prior Phase 1 clinical trial of mavodelpar in healthy volunteers who were randomized to receive 4 weeks of treatment with 100 mg mavodelpar orally twice-daily (n=12) or placebo (n=12) showed increased expression of PPARδ regulated genes. Compared to placebo, analysis of muscle biopsies from mavodelpar treated volunteers showed substantial changes in known PPAR regulated target genes involved in fatty acid metabolism and new mitochondria formation.

We have received orphan drug designations for mavodelpar in the United States for PMM and LC-FAOD. Additionally, we have received orphan drug designations for mavodelpar for mitochondrial encephalomyopathy, lactic acidosis, and neurological stroke-like episodes (MELAS), a form of PMM, and LCHAD, a form of LC-FAOD in Europe. As further clinical data becomes available, we plan to apply for additional orphan designations in the United States and Europe.

We have received Fast Track designation for mavodelpar for the treatment of patients with PMM and LC-FAOD due to LCHAD deficiency, one of the predominant LC-FAOD genotypes.

Mavodelpar for the Treatment of PMM

Phase 1b clinical trial in PMM

We completed an open-label Phase 1b trial of mavodelpar in patients with PMM due to mtDNA defects. The primary objective of the trial was to evaluate the safety and tolerability of mavodelpar, and mavodelpar was generally well-tolerated. We selected patients with PMM due to mtDNA defects and excluded patients with PMM due to nDNA defects to reduce heterogeneity in the study. Also, in contrast to patients with PMM due to nDNA defects who have all their mitochondria affected, patients with PMM due to mtDNA defects harbor both normal and mutated mitochondria within their cells (heteroplasmy). In patients with PMM due to mtDNA defects, mavodelpar has the potential to improve the function of affected mitochondria and to increase the overall function of otherwise normal mitochondria. This could potentially happen by impacting mitochondrial biogenesis or by improving mitochondrial function, resulting in improved cellular energy levels for patients with PMM.

The Phase 1b trial was conducted in two parts: Part A (12 weeks dosing) and Part B (optional 36-week treatment extension). All patients were dosed orally with 100 mg mavodelpar once daily. A total of 24 patients were enrolled and 23 patients received mavodelpar in Part A. The planned maximum treatment duration for each patient in both Part A and Part B was 48 weeks. The Phase 1b trial was closed early as a result of the COVID-19 pandemic. At the point of trial closure, a total of 17 patients had completed Part A, 13 patients had entered Part B, and the maximum duration of treatment was approximately 40 weeks. This Phase 1b trial was an open-label study; therefore, was not designed to show statistical significance as compared to a placebo control arm.

Figure 4. Mavodelpar PMM Phase 1b trial enrollment

To evaluate changes in patient function, we used a 12-minute walk test (12MWT). We believe that the 12MWT is an ideal assessment of functionality in patients with genetic mitochondrial diseases who commonly lack endurance as the latter half of the exercise period permits the evaluation of patients as they move from P-Cr and carbohydrate metabolism into FAO in the mitochondria.

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

Physical performance measures

Baseline 12MWT in the Phase 1b trial was 603.2 meters. Following 12 weeks of 100 mg once-daily dosing with mavodelpar, patients achieved an average increase of 104.4 meters (95% CI: 53.1, 155.6) in distance walked during the 12MWT compared to baseline. An increase in distance walked was observed in 15 of 17 patients (88%), with 13 of 17 patients (76%) increasing by 50 meters or greater as illustrated in Figure 5a.

Figure 5a. Mavodelpar-treated patients with PMM had improved 12MWT distances after 12 weeks of treatment

The largest improvement in walk velocity during the 12MWT at week 12 occurred in the second half of the 12-minute period (Figure 5b), which we believe is consistent with mavodelpar’s mechanism of action. We expect mavodelpar to improve muscle cell energy by increasing mitochondrial OxPhos, and this process occurs several minutes into exercise (See Figure 1 above).

Figure 5b. Mavodelpar-treated patients with PMM had the greatest improvement in walking velocity in the latter half of the 12MWT, consistent with the proposed mechanism of mavodelpar to stimulate fatty acid metabolism

An additional outcome measure in our Phase 1b trial was measurement of peak oxygen consumption (peak VO2) during maximal exercise. The amount of oxygen used during maximal exercise is a marker of aerobic capacity and is directly correlated with the ability to metabolize fatty acids which require higher amounts of oxygen than other energy sources such as carbohydrates. An average healthy person has a weight-adjusted peak VO2 of 35 to 40 mL/min/kg for males and 27 to 30 mL/min/kg for females. A weight-adjusted peak VO2 of 14 mL/min/kg or lower has been determined to predict increased mortality in other patient populations (congestive heart failure).

Baseline weight-adjusted peak VO2 in the Phase 1b trial was 14.6 mL/min/kg. Following 12 weeks of 100 mg once-daily dosing with mavodelpar, patients achieved an average increase in weighted average peak VO2 of 1.7 mL/min/kg (95% CI: -0.329, 3.665) compared to baseline (Figure 5c).

Figure 5c. Peak exercise peak VO2 increased in patients with PMM after 12 weeks of mavodelpar treatment

Another outcome measure was the sub-maximal exercise test. This test is conducted using a stationary bike for 30 minutes of cycling at 60% of the patient’s maximal capacity. At baseline, 7 of the 17 patients (41%) were able to complete the 30-minute test compared to 11 of 17 patients (65%) after 12 weeks of mavodelpar treatment. Overall, a mean improvement of approximately 3 minutes was observed at week 12 compared to baseline, with no increase in heart rate or perceived exertion.

A 30-second sit-to-stand (30STS) test was also performed. The 30STS test measures lower extremity strength and endurance which are needed for daily activities such as climbing stairs, getting out of a chair or bathtub, or rising from a horizontal position. Patients are asked to stand from a sitting position in a chair as many times as possible in 30 seconds and to do so without the use of their arms. At baseline, the patients with PMM in our Phase 1b trial were able to perform this task 6.9 times, which is worse than the typical performance of an elderly person in his or her late 80s. After 12 weeks of treatment with mavodelpar, patients were able to complete the task 8.5 times. Because this test is completed in only 30 seconds, the improvement in performance is more likely due to increased muscle strength rather than improvements in FAO. As shown in Figure 5d below, approximately 40% of patients with PMM showed improvements in lower extremity muscle strength and stamina after 12 weeks of mavodelpar treatment as evaluated with the 30STS test.

Figure 5d. Patients with PMM showed improvements in lower extremity muscle strength and stamina after 12 weeks of mavodelpar treatment as evaluated with the 30STS test

Patient reported outcomes (evaluation of symptoms)

The 36-Item Short Form Health Survey (SF-36) is a 36-item questionnaire that assesses general health including physical activities, mental health, pain, and properties such as energy and fatigue over four weeks. Each domain of the SF-36 can range from 0 to 100, with a higher score representing improvement. As illustrated in the right chart in Figure 5e, after 12 weeks of 100 mg once-daily dosing with mavodelpar, patients (n=17) had a mean improvement in the SF-36 energy/fatigue subscale from 28 at baseline to 39 at 12 weeks.

The Modified Fatigue Impact Scale (MFIS) is a questionnaire that measures both the frequency and impact of fatigue on patients physical, cognitive, and psychosocial functioning over a 4-week period. The total MFIS score scales range from 0 to 84, with a lower score representing less fatigue. As illustrated in the middle chart in Figure 5e, after 12 weeks of 100 mg once-daily dosing with mavodelpar, patients (n=17) had a mean improvement in the MFIS score from 50 at baseline to 40 at 12 weeks.

The Brief Pain Inventory (BPI) measures the patient’s perception of pain and the degree that pain interferes with function over the past 24 hours. The BPI scales range from 0 to 10, with a lower score representing less pain. As illustrated in the left chart in Figure 5e, after 12 weeks of 100 mg once-daily dosing with mavodelpar, the patients that reported pain at baseline (n=14), had a mean improvement in the BPI severity scale from 4.5 at baseline to 3.5 at 12 weeks.

Figure 5e. Mean change from baseline to week 12 in patient reported outcome questionnaires in patients with PMM participating in the Phase 1b trial

Muscle biopsies (evaluation of gene expression)

Muscle biopsies were performed at baseline and after 12 weeks of treatment with mavodelpar to evaluate changes in gene expression (mRNA). Differential gene expression was performed on biopsies from seven subjects that had sufficient sample quantity and quality for analysis at baseline and week 12. As shown in Figure 5f, a statistically significant increase over baseline was observed in the expression of Pyruvate dehydrogenase lipoamide kinase isozyme 4 (PDK4), Angiopoietin-like 4 (ANGPTL4), and Solute carrier family 25 member 34 (SLC25A34).

Figure 5f. Change in PPARδ-regulated gene expression from human muscle following mavodelpar treatment from a Phase 1b clinical trial in patients with PMM

Clinical development plans in PMM

Based on these results, we initiated the STRIDE study, a global, randomized, double-blind, placebo-controlled pivotal Phase 2b trial of mavodelpar in adult patients with PMM due to mtDNA defects. We achieved the target enrollment of 200 patients in the pivotal STRIDE study in March 2023 and anticipate announcement of topline results in the fourth quarter of 2023. STRIDE study is designed to investigate the efficacy and safety of 100 mg mavodelpar administered once-daily over a 24-week period. The primary efficacy endpoint of the trial is the change from baseline in the distance walked during the 12MWT at week 24. Key secondary endpoints include changes from baseline in the MFIS measures and the patient global impression of change scale. Additional secondary endpoints include the 30STS test, step counts, patient global impression of severity scale, BPI, and additional patient-reported outcome measures.

We are also conducting the STRIDE AHEAD study, a 24-month-year, open-label, long-term safety trial outside of the United States in patients with PMM due to mtDNA. STRIDE AHEAD study was recently amended to also allow enrollment of adult patients with PMM due to nDNA defects. Based on interactions with the FDA, EMA, and several other national regulatory agencies in Europe, we believe that positive results from the ongoing pivotal STRIDE and STRIDE AHEAD studies could potentially support registration of mavodelpar for adult patients with PMM due to mtDNA defects in the United States and Europe. We intend to submit the data from STRIDE, together with the long-term safety data from STRIDE AHEAD, to the FDA and the EMA in planned marketing applications in 2024.

Mavodelpar for the Treatment of LC-FAOD

Phase1b clinical trial in LC-FAOD

We completed an open-label Phase 1b study in LC-FAOD adult patients with nDNA defects to assess the safety and tolerability of mavodelpar, and measure changes in functional test such as walk distance, exercise capacity and patient-reported symptoms that could serve as potential endpoints in future clinical studies. The study included patients with defective LCHAD, CPT2, VLCAD, or TFP.

A total of 24 patients were enrolled, including patients with defective LCHAD (n=5), CPT2 (n=8), VLCAD (n=9), or TFP (n=2). We initiated the trial with a dose of 50 mg once-daily in the first three patients followed by 100 mg once-daily in all subsequent patients. The LCHAD and CPT2 groups had the greatest improvement over baseline in 12MWT (73.7 and 51.9 meters, respectively).

In the LC-FAOD Phase 1b study, mavodelpar was well tolerated. The most common adverse events experienced by patients were rhabdomyolysis (4 patients) and myalgia (4 patients), the majority reported to be mild or moderate in severity. Results of the 12MWT, SF-36 energy/fatigue domain score, and MFIS total score for patients who completed both baseline and week 12 are summarized in Figure 6. Symptom improvement is represented by an increase in SF-36 energy/domain score or a decrease in MFIS total score.

Figure 6. Mean standard error (SE) baseline and week 12 change by genotype1

1 TFP not summarized as only 1 subject completed the study

LC-FAOD Natural History Study

We also completed a 16-week, observational, non-interventional study in patients with LC-FAOD with different nDNA mutations to better understand the natural history of LC-FAOD and changes in patient function and symptoms over time (FORWARD). A total of 58 patients participated in the FORWARD study, including patients with defective LCHAD (n=16), CPT2 (n=30), or VLCAD (n=12).

In the FORWARD study, the most common adverse events experienced by patients were rhabdomyolysis (7 patients) and COVID-19 infection (5 patients), the majority reported to be mild or moderate in severity. Results of the 12MWT, 12-Item Short Form Health Survey (SF-12) vitality domain score, and MFIS total score for patients who completed both baseline and week 16 are summarized in Figure 7. Symptom improvement is represented by an increase in SF-12 vitality score or a decrease in MFIS total score.

Figure 7. Mean (SE) baseline and week 16 change by genotype

Based on the results of the LC-FAOD Phase 1b study, in conjunction with the results of the FORWARD study, we intend to continue the development of mavodelpar for certain genotypes of patients with LC-FAOD. Results of the studies were presented at the International Network of Fatty Acid Oxidation Research and Management Conference in August 2022.

We have received Fast Track designation for mavodelpar for the treatment of patients with LC-FAOD due to LCHAD deficiency, one of the predominant genotypes. We are continuing to collaborate with the FDA and European regulatory agencies to advance the LC-FAOD program which will include patients with LCHAD as well as other genotypes. These discussions include obtaining alignment on the study design, patient population, and endpoints for the LC-FAOD program’s next clinical trial.

Additional Clinical Trials for mavodelpar

† randomized double-blind placebo-controlled clinical trial

Limb impairment Phase 1 clinical trial in healthy volunteers

In a prior placebo-controlled Phase 1 clinical trial completed by vTv Therapeutics, 24 healthy volunteers were randomized 1:1 to receive 4 weeks of treatment with either 100 mg mavodelpar orally twice daily (n=12) or placebo (n=12). In the trial, all volunteers had one leg immobilized with a brace for the first 14 days to cause muscle atrophy and weakness. Changes from baseline in muscle strength and gene expression from muscle biopsies were evaluated at various timepoints throughout the clinical trial. Mavodelpar treated volunteers had substantially more leg strength than placebo treated volunteers immediately and one week after the removal of the leg brace. No serious adverse events (SAEs) related to mavodelpar were reported, and TEAEs were similar among subjects who received mavodelpar or placebo.

Figure 8. Results from the muscle strength test from a Phase 1 clinical trial in healthy volunteers

In the description of the Phase 1 clinical results in Figure 8 above, a p-value represents the probability that random chance caused the result. For example, a p-value of 0.001 means that there is a 0.1% probability that the difference between the control group and the treatment group is purely due to random chance. A p-value of less than or equal to 0.05 is a commonly used threshold for identifying statistically significant outcomes. The FDA’s evidentiary standard of efficacy when evaluating the results of a clinical trial generally relies on a p-value of less than or equal to 0.05.

Muscle biopsies were collected and analyzed for mRNA of PPARδ-regulated genes involved in mitochondrial biogenesis and function (Figure 9). Muscle biopsies obtained from mavodelpar treated individuals showed substantial increases in the mRNA of the following PPAR-regulated genes compared to placebo-treated controls:

•
PDK4 encodes a mitochondrial protein. This kinase plays a key role in regulation of glucose and fatty acid metabolism.
•
ANGPTL4 is a target of PPARs. The encoded protein is a serum hormone directly involved in regulating lipid metabolism.
•
SLC25A34 belongs to the SLC25 family of mitochondrial carrier proteins. Members of the solute carrier family 25 are known to transport molecules over the mitochondrial membrane.

Figure 9. Change in PPARδ-regulated gene expression from human muscle following mavodelpar treatment from a Phase 1 clinical trial in healthy volunteers

Expression of PPARδ-regulated genes from muscle biopsies
PDK4
ANGPTL4
SLC25A34
Normalized Change (Log2 Values)
4.0
3.0
2.0
1.0
0.0
Baseline
Day 14
Day 16
Day 21
Day 29

Safety

Overall, mavodelpar has been well tolerated in all clinical trials conducted and there have been no drug related deaths or SAEs reported to date. Most observed TEAEs were mild or moderate in severity. In clinical trials where patients were randomized to mavodelpar or placebo, the incidence and severity of adverse events were similar among individuals who received mavodelpar or placebo.

To date, mavodelpar has been administered to more than 380 subjects across 10 clinical trials.

Preclinical Results and Plans

A substantial package of preclinical data along with Phase 1 placebo-controlled clinical data was in-licensed from vTv Therapeutics. This package has been expanded through additional in vitro and in vivo studies to support the future registration of mavodelpar. In these studies, it has been observed that mavodelpar is a potent and selective agonist of PPARδ with an EC50 value of 31 nM for PPARδ and over 300-fold increased selectivity over PPARα and PPARγ. Mavodelpar has shown minimal or no activity against other ligand-activated nuclear receptors. These other receptors, including the liver X and farnesoid X receptors, were evaluated because they have a role in regulating lipid homeostasis and energy metabolism. Mavodelpar has also been evaluated for these receptors in transcriptional assays with similar findings (Figure 10).

Figure 10. Mavodelpar is a selective agonist of PPARδ

Nuclear Receptor Activation by Mavodelpar
% Activation
100
50
0
-1
0
1
2
3
4
5
Mavodelpar nM
log(concentration)
FXR
LXRα
LXRβ
PPARα
PPARδ
PPARγ

To access effects of mavodelpar on FAO, incubation of mavodelpar on XM5 human muscle cell line with mavodelpar demonstrated a concentration-dependent increase in FAO as shown in Figure 11 below.

Figure 11. Mavodelpar led to a concentration-dependent increase in FAO in XM5 human muscle cell line

150
100
50
0
Fatty acid oxidation
(% stimulation)
0.0001
0.001
0.01
0.1
1
10
Mavodelpar μM

In an in vivo experiment, administration of mavodelpar to mice led to increased expression of a number of FAO genes and genes involved in mitochondrial biogenesis including PGC1α, a fatty acid transcriptional co-factor; CPT1B, the rate-limiting enzyme in the transport of fatty acids into the mitochondria; PDK4, a negative regulator of glucose metabolism; and UCP3, a carrier protein involved in regulating metabolic rate in muscle cells (Figure 12).

Figure 12. The transcription of fatty acid metabolism genes was increased after seven days of dosing with mavodelpar in mice

Fold-change
over vehicle
Gene	Name	Description	(SEM)
PGCα	PPARγ co-activating factor 1α	Mitochondrial Biogenesis	1.65 (0.19)
CPT1B	Carnitine palmitoyltransferase 1B	Fatty acid metabolism	1.35 (0.15)
PDK4	Pyruvate dehydrogenase kinase	Fatty acid metabolism	1.88 (0.17)
UCP3	Mitochondrial uncoupling protein 3	Fatty acid metabolism	2.29 (0.27)

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

Reneo is conducting a 104-week carcinogenicity study in rats and mice using low, medium and high doses of mavodelpar as well and control groups. These studies are being conducted according to FDA good laboratory practice (GLP) regulations. We expect results from both studies in the fourth quarter of 2023.

We are unaware of any data suggesting that there is a clinical cancer risk with selective PPARδ agonists. CymaBay Therapeutics, Inc. is conducting a Phase 3 clinical trial of up to 52 weeks with seladelpar, a selective PPARδ agonist in patients with primary biliary cholangitis. Astellas Pharma Inc. is conducting a Phase 2/3 clinical trial of up to 52-weeks plus 24-weeks extension with bocidelpar, a selective PPARδ agonist. Collectively, this suggests that both seladelpar and bocidelpar have likely been cleared in two-year carcinogenicity studies and that there is no evidence of a carcinogenicity signal for the selective PPARδ agonist class. We are currently conducting the required two-year carcinogenicity studies with mavodelpar.

We have completed a 6-month toxicology study in rats and a 12-month toxicology study in primates. No adverse effects associated with PPARα or PPARγ agonists were observed with administration of mavodelpar at any dose level.

Sales and Marketing

We currently do not have a commercial organization for the marketing, sales, and distribution of pharmaceutical products. We plan to build a fully integrated rare genetic mitochondrial disease pharmaceutical company and will retain commercial rights to mavodelpar in the United States and key European markets. For other territories, we will seek strategic partnerships to bring mavodelpar to market with the goal of establishing mavodelpar as the standard of care around the world. We may also opportunistically seek strategic collaborations to benefit from the resources of biopharmaceutical companies specialized in either relevant disease areas or geographies.

License Agreement with vTv Therapeutics

In December 2017, we entered into a License Agreement with vTv Therapeutics (vTv License Agreement), under which we obtained an exclusive, worldwide, sublicensable license under vTv Therapeutics intellectual property relating to vTv Therapeutics’ PPARδ agonist program, to develop, manufacture and commercialize PPARδ agonists and products containing such PPARδ agonists, including mavodelpar, or licensed products, for any therapeutic, prophylactic or diagnostic application in humans.

Under the terms of the vTv License Agreement, we made an upfront payment of $3.0 million to vTv Therapeutics and issued to vTv Therapeutics shares of our common stock representing a minority interest in our outstanding equity. Upon the achievement of certain development and regulatory milestones, we are required to pay vTv Therapeutics milestone payments totaling up to $64.5 million. We are also required to pay vTv Therapeutics up to $30 million in total sales-based milestones upon achievement of certain sales thresholds of the licensed product. In addition, we are obligated to make royalty payments to vTv Therapeutics at mid-single digit to low teen percentage royalty rates, based on tiers of annual net sales of licensed products, subject to certain customary reductions. Such royalties will be payable on a licensed product-by-licensed product and country-by-country basis until the latest of (i) expiration of the last-to-expire licensed patents covering a licensed product in a country, which are expected to expire in 2034, absent any patent term adjustments or extension, (ii) expiration of regulatory exclusivity rights for a licensed product in a country, which is expected to be five years of new chemical entity exclusivity upon approval of a licensed product, such as mavodelpar, in the United States, where such exclusivity would run concurrently with seven years of orphan drug exclusivity, if we are the first to receive marketing approval of a licensed product for an orphan disease or condition for which we have received orphan designation, such as approved orphan uses of mavodelpar for the treatment of patients with PMM and LC-FAOD, in the United States, and (iii) the tenth anniversary after the first commercial sale of a licensed product in a country. In July 2021, a milestone under the vTv License Agreement was achieved, and we made a payment of $2.0 million to vTv Therapeutics.

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

Intellectual Property

The proprietary nature of, and protection for, mavodelpar, any future product candidates, and other proprietary technologies are important to our business. We strive to protect our product candidates and other proprietary technologies, processes and know-how through a variety of methods. In regard to our product candidates, we seek and maintain patents intended to cover our products and compositions, their methods of use for treating diseases, the processes for their manufacture, and, as our product candidates proceed through clinical studies, the innovations that arise from these efforts. As a result, we seek to obtain domestic and foreign patent protection and endeavor to promptly file patent applications for new commercially valuable inventions to expand our intellectual property portfolio. Our policy is to pursue, maintain and defend patent rights in strategic areas, whether developed internally or licensed from third parties, and to protect the technology, inventions and improvements that are commercially important to the development of our business. We also rely on trade secrets and other proprietary know-how that may be important to the development of our business.

We have developed and continue to expand our patent portfolio for mavodelpar. We have licensed from vTv Therapeutics eight issued patents in the United States and 19 issued patents in foreign countries covering composition of matter of mavodelpar, among other things, which are expected to expire in 2026, absent any patent term adjustments or extensions. Additionally, we have licensed four issued patents in the United States, six issued patents in foreign countries, one pending application in the United States, and one pending application in Europe, from vTv Therapeutics covering methods of using mavodelpar, which are expected to expire in 2034, absent any patent term adjustments or extensions.

In addition to the licensed vTv Therapeutics patents and applications relating to mavodelpar, we have filed our own patent applications. We co-own one pending application in the United States and five pending applications in foreign countries, and own three pending applications in the United States, one pending international patent application, an issued patent in foreign country, and over 25 pending applications in foreign countries, directed to various methods of use of mavodelpar. These pending patent applications, if issued, would be expected to expire between 2040 and 2043, absent any patent term adjustments or extensions. We also own one issued patent in the United States, one pending application in the United States, one pending international patent applications, and over 15 pending applications in foreign countries directed to methods of manufacturing, and crystalline forms (polymorphs) of mavodelpar. The issued patent, and pending patent applications if issued, are expected to expire in 2041, absent any patent term adjustments or extensions. Patents related to mavodelpar may be eligible for patent term extensions in certain jurisdictions, including up to five years in both the United States and the EU, upon approval of a commercial use of the corresponding product by a regulatory agency in the jurisdiction where the patent was granted.

In addition, we currently have Orphan Drug Designation for mavodelpar for the treatment of LC-FAOD and PMM in the United States and LCHAD deficiency and MELAS in the EU, providing the opportunity to receive seven years of orphan exclusivity in the United States (upon approval of NDA), and ten years of market exclusivity in the EU and Japan (upon receipt of marketing authorization).

As mavodelpar has not previously been approved in the United States for any indication, mavodelpar may be eligible for five years of new chemical entity exclusivity upon approval in the United States, where such exclusivity would run concurrently with its seven years of orphan drug exclusivity, if we obtain orphan drug exclusivity for its approved uses. Further, as mavodelpar has not previously been approved in the EU for any indication, mavodelpar may be eligible for eight years of data exclusivity upon approval in the EU, as well as two years of market exclusivity. In the EU, an additional one year of exclusivity may be obtained if mavodelpar is approved for a new indication that provides a significant clinical benefit.

In addition to patent protection around mavodelpar, we have also licensed from vTv Therapeutics an issued patent in the United States directed to composition of matter around other PPARδ agonists, which is expected to expire in October 2023, absent any patent term adjustments or extensions.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, the patent term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to an approved drug may be extended and only those claims covering the approved drug, a method of using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and some other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek patent term extensions from applicable authorities, including the United States Patent and Trademark Office (USPTO) in the United States, to any of our issued patents covering mavodelpar, and any future product candidates, in any jurisdiction where these patent term extensions are available. There is no guarantee that the applicable authorities, including the USPTO in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions. For more information regarding the risks related to our intellectual property, see “Risk Factors—Risks Related to Our Intellectual

Property.” We also seek to protect our intellectual property in part by entering into confidentiality agreements with companies with whom we share proprietary and confidential information in the course of business discussions, and by having confidentiality terms in our agreements with our employees, consultants, scientific advisors, clinical investigators, and other contractors and also by requiring our employees, commercial contractors, and certain consultants and investigators, to enter into invention assignment agreements that grant us ownership of any discoveries or inventions made by them while in our employ.

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

Manufacturing

We do not own or operate manufacturing facilities. We rely on contract manufacturing organizations (CMOs) to produce mavodelpar in accordance with the FDA’s current Good Manufacturing Practices (cGMP) regulations for use in our clinical trials. The manufacture of pharmaceuticals for human use is subject to extensive cGMP regulations, which impose various procedural and documentation requirements and govern all areas of record keeping, production processes and controls, personnel training, and quality control. We obtain our supplies from these CMOs on a contract work order basis and do not have long-term supply arrangements in place. We believe there are multiple sources for all the materials required for the manufacture of mavodelpar. As mavodelpar advances through development, we expect to enter into longer-term commercial supply agreements with key suppliers and manufacturers to fulfill and secure our production needs. Our relationships with CMOs are managed by internal personnel with extensive experience in pharmaceutical development and manufacturing.

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

There are no approved therapies indicated for the treatment of PMM in any country. Physicians attempt to treat symptoms in patients with drugs or vitamins and supplements. For example, anti-convulsant drugs are used to prevent or control seizures. CymaBay Therapeutics, Inc. is conducting a Phase 3 clinical trial of up to 52 weeks with seladelpar, a selective PPARδ agonist in patients with primary biliary cholangitis. Astellas Pharma Inc. is conducting a Phase 2/3 clinical trial of up to 52-weeks plus 24-weeks extension with bocidelpar, a selective PPARδ agonist. Other companies are developing therapies for mitochondrial diseases, including, Stealth BioTherapeutics Corp., Abliva AB, Cyclerion Therapeutics, Inc., Khondrion B.V. and Minovia Therapeutics.

There is one product approved in the United States for LC-FAOD. In June 2020, a new form of MCT called DOJOLVI® (triheptanoin) was approved and indicated in the United States as a source of calories for patients with LC-FAOD. However, DOJOLVI® has not demonstrated clear functional benefits on endurance in clinical trials. We are not aware of any drug interventional studies underway or currently announced for LC-FAOD.

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

Government Regulation and Product Approval

As a pharmaceutical company we are subject to extensive regulation. Government authorities in the United States (at the federal, state, and local level) and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing, and export and import of drug products such as those we are developing. Any drug candidates that we develop must be approved by the FDA before they may be legally marketed in the United States and by the appropriate foreign regulatory agency before they may be legally marketed in foreign countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. Additionally, some significant aspects of regulation in the EU are addressed in a centralized way, but country-specific regulation remains essential in many respects.

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

•
completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies in accordance with applicable regulations, including the FDA’s GLP regulations, and other applicable regulations;
•
submission to the FDA of an Investigational New Drug (IND) application, which must become effective before human clinical trials may begin;
•
approval by an IRB at each clinical site before each clinical trial may be initiated;
•
performance of adequate and well-controlled human clinical trials in accordance with applicable regulations, including the FDA’s current good clinical practices (GCP) regulations to establish the safety and efficacy of the proposed drug for its proposed indication;
•
submission to the FDA of a new drug application (NDA) for a new drug;
•
a determination by the FDA within 60 days of its receipt of an NDA to file the NDA for review;
•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with the FDA’s current cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality, and purity;
•
potential FDA audit of the preclinical and/or clinical trial sites that generated the data in support of the NDA;
•
satisfactory completion of an FDA advisory committee review, if applicable; and
•
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

•
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
•
Phase 2. The drug is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases or conditions and to determine dosage tolerance, optimal dosage, and dosing schedule.
•
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

•
restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•
fines, warning letters, or untitled letters;
•
clinical holds on clinical trials;
•
refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
•
product seizure or detention, or refusal to permit the import or export of products;
•
consent decrees, corporate integrity agreements, debarment, or exclusion from federal healthcare programs;
•
mandated modification of promotional materials and labeling and the issuance of corrective information;
•
the issuance of safety alerts, Dear Healthcare Provider letters, press releases, and other communications containing warnings or other safety information about the product; or
•
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

The Health Insurance Portability and Accountability Act of 1966 (HIPAA) also created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is also unclear how such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act or our business.

Other legislative changes have also been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and due to subsequent legislative amendments to the statute will remain in effect until 2031, unless additional Congressional action is taken. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

There has also been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which has resulted in several Congressional inquiries, Presidential executive orders, and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. Additionally, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Data Privacy and Security

In the ordinary course of our business, we may process personal or sensitive data. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, and guidance governing data privacy and security. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (CPRA) (collectively, the CCPA), the European Union’s General Data Protection Regulation 2016/679 (EU GDPR), and the EU GDPR as it forms part of United Kingdom (UK) law (UK GDPR). In addition to the CCPA, several other states within the United States, such as Virginia, Colorado, Utah, and Connecticut have enacted or proposed comprehensive privacy laws and similar laws are being considered in several other states, as well as at the federal and local levels.

The CCPA and EU GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any actual or perceived noncompliance. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collection, use, and disclosure of personal data and to respond to certain requests from California residents related to their personal data (for example, requests to know of the business’s personal data processing activities, to correct or delete the individual’s personal data, and to opt out of certain personal data disclosures). Also, the CCPA provides for administrative fines and a private right of action for certain data breaches which may include an award of statutory damages. In addition, the CPRA’s recent amendments to the CCPA established a new regulatory agency to implement and enforce the law.

Foreign data privacy and security laws (including, but not limited to, the EU GDPR and UK GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. For example, the EU GDPR applies to any company established in the European Economic Area (EEA) and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. These obligations may include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal data processing; requiring the appointment of a data protection officer in certain circumstances;

increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal data; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal data; mandating notice of certain personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the UK and/or the EU in certain circumstances. Further, it is unclear how UK data protection laws and regulations will develop in the medium to long term. The UK’s Data Protection and Digital Information Bill was laid before the UK Parliament on July 18, 2022, introducing reforms intended to update and simplify the UK’s data protection framework, deviating from the EU GDPR. This may impose additional compliance costs on companies that operate in both the UK and the EU.

See the section titled “Risk Factors” for additional information about the laws and regulations to which we are or may become subject and about the risks to our business associated with such laws and regulations.

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

Europe / Rest of World Government Regulation

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we or our potential collaborators obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. Previously, in the EU, pursuant to the EU Clinical Trials Directive 2001/20/EC, a Clinical Trial Application (CTA) had to be submitted to each country’s national regulatory authority in which the clinical trial was to take place, together with an independent ethics committee, much like the FDA and IRB, respectively. Although the Directive had sought to harmonize the EU clinical trials regulatory framework, EU Member States transposed and applied the provisions of the Directive differently, leading to significant variation in the regulatory regimes of the member states. In 2014, a new Clinical Trials Regulation 536/2014, replacing the current Directive, was adopted. The new Regulation is directly applicable in all EU Member States (without national implementation) and entered into application on 31 January 2022. The new Regulation seeks to simplify and streamline the approval of clinical trials in the EU. Pursuant to the Regulation, the sponsor shall submit a single CTA via the EMA’s Clinical Trials Information System (CTIS), which will cover all regulatory and ethics assessments from the member states concerned.

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

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Clinical trials of medicinal products in the European Union (EU) must be conducted in accordance with EU and national regulations and the International Conference on Harmonization guidelines on GCP as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU countries, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

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

During the development of a medicinal product, the EMA and national regulators provide the opportunity for dialogue and guidance on the development program. At the EMA level, this is usually done in the form of scientific advice, which is given by the Scientific Advice Working Party of the Committee for Medicinal Products for Human Use (CHMP). A fee is incurred with each scientific advice procedure. Advice from the EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical trials, and pharmacovigilance plans and risk-management programs. Advice is not legally binding with regard to any future marketing authorization application (MAA) of the product concerned.

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

•
National authorization procedures. There are also two other possible routes to authorize medicinal products in several EU countries, which are available for investigational medicinal products that fall outside the scope of the centralized procedure.
•
Decentralized procedure. Using the decentralized procedure, an applicant may apply for simultaneous authorizations in more than one EU country of medicinal products that have not yet been authorized in any EU Member State and that do not fall within the mandatory scope of the centralized procedure.
•
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

Great Britain (GB) is no longer covered by the EEA’s procedures outlined above following the expiry of the Brexit transition period on January 1, 2021 (Northern Ireland will be covered by the centralized authorization procedure and can be covered under the decentralized or mutual recognition procedures). A GB or UK MA will be required to market drugs in GB. However, for three years from January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (MHRA) may adopt decisions taken by the European Commission on the approval of new marketing authorizations through the centralized procedure, and the MHRA will have regard to marketing authorizations approved in a country in the EEA (although in both cases a MA will only be granted if any GB-specific requirements are met). Various national procedures are now available to place a drug on the market in the UK, GB, or Northern Ireland, with the main national procedure having a maximum timeframe of 150 days (excluding time taken to provide any further information or data required). The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation), and after Brexit, new EU laws on clinical trials (including the EU Clinical Trials Regulation, EU CTR) are not applicable in GB. The UK may further diverge from the EU in relation to the regulation of medicinal products which could disrupt cross-border operations between the UK and EU. The Retained EU Law (Revocation and Reform) Bill 2022, which is currently progressing through the United Kingdom Parliament and seeks to allow the UK Government to repeal or replace certain EU Law that was incorporated into UK law effective as of the end of the Brexit transition period, increases the likelihood of such divergence and will need to be closely monitored going forward. Already, as a result of Brexit various benefits of membership no longer apply to the UK, for example, UK sponsored trials that span several EU countries now need to have an individual or organization in the EU to act as a legal representative, or sponsor and the UK does not have access to new EU clinical trial databases such as CTIS pursuant to the Trade and Cooperation Agreement. Additionally, new rules apply to the import of investigational medicinal products from the EU and EEA to GB. The data exclusivity periods in the UK are currently in line with those in the EU, but the Trade and Cooperation Agreement provides that the periods for both data and market exclusivity are to be determined by domestic law, so there could be divergence in the future.

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

Employees

As of March 21, 2023, we employed 48 employees, 36 of whom are full-time. At the same date, 29 of our employees were located in the United States and 19 were located in the UK. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

We expect to continue to add employees in 2023, with a focus on expanding our clinical, research and development and commercialization capabilities. We continually evaluate the business need and opportunity to expand our team and balance in-house expertise and capacity with outsourced expertise and capacity. Currently, we outsource substantial clinic trial work to clinical research organizations and drug manufacturing to contract manufacturers.

Corporate Information

We were incorporated in Delaware in 2014. Our principal executive offices are located at 18575 Jamboree Road, Suite 275-S, Irvine, California 92612, and our telephone number is (858) 283-0280. Our corporate website address is www.reneopharma.com. Information contained on or accessible through our website is not a part of this Annual Report, and the inclusion of our website address in this Annual Report is an inactive textual reference only. Our design logo, “Reneo,” and our other registered and common law trade names, trademarks and service marks are the property of Reneo Pharmaceuticals, Inc.

Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). We may take advantage of certain exemptions from various public company reporting requirements, including being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, not being required to have our internal control over financial reporting audited by our independent registered public accounting firm under Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until December 31, 2026 or until we are no longer an “emerging growth company,” whichever is earlier. We will cease to be an emerging growth company prior to the end of such period if certain earlier events occur, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the Exchange Act), our annual gross revenues exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period.

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

Risks Related to Our Business and Industry

We have incurred significant net losses since our inception in 2014 and anticipate that we will continue to incur significant net losses for the foreseeable future. We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

We are a clinical-stage pharmaceutical company founded in 2014, and our operations to date have focused primarily on raising capital, establishing and protecting our intellectual property portfolio, organizing and staffing our company, business planning, and conducting preclinical and clinical development of, and manufacturing development for, our only product candidate, mavodelpar. Additionally, as an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product, or conduct sales and marketing activities necessary for successful commercialization. As we build our capabilities and expand our organization, we have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical area. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing pharmaceutical products.

Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant net losses since our inception. If mavodelpar is not successfully developed and approved in the United States or Europe, we may never generate any revenue. For the years ended December 31, 2022 and 2021, we reported a net loss of $52.0 million and $39.8 million, respectively. As of December 31, 2022, we had an accumulated deficit of $136.7 million.

We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our clinical development of, and seek regulatory approvals for, mavodelpar and any future product candidates. We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our prior net losses and expected future net losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with drug development, we are unable to accurately predict the timing or amount of increased expenses, or when, if at all, we will be able to achieve profitability.

The uncertainties around our ability to obtain additional funding raise substantial doubt regarding our ability to continue as a going concern for a period of twelve months following the date that these consolidated financial statements were issued. See Note 1 of Notes to Consolidated Financial Statements included in this Annual Report for a detailed discussion.

We will need substantial additional capital to develop and commercialize mavodelpar and any future product candidates and implement our operating plan. If we fail to complete additional financings, we may be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts of capital to continue the clinical development of, and seek regulatory approval for, mavodelpar and any future product candidates. We will require significant additional amounts of capital in order to prepare for commercialization, and, if approved, to launch and commercialize mavodelpar.

As of December 31, 2022, we had cash, cash equivalents and short-term investments of $101.2 million. Based on our current operating plan, we believe that our cash, cash equivalents and short-term investments as of December 31, 2022. will enable us to fund our operating expenses and capital expenditure requirements through our planned near-term clinical milestones. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future capital requirements will depend on many factors, including:

•
the scope, progress, results and costs of clinical trials and preclinical studies for mavodelpar;
•
the scope, prioritization and number of our research and indications we pursue;
•
the costs and timing of manufacturing for our product candidate, mavodelpar;
•
the costs, timing, and outcome of regulatory review of mavodelpar;
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

In any event, we will require additional capital for the further development and commercialization of mavodelpar and any future product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Until such time as we can generate significant revenue from sales of our product candidate, if ever, we expect to finance our operations through public or private equity offerings or debt financings, credit or loan facilities, collaborations, strategic alliances, licensing arrangements or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. In May 2022, we entered into an at-the-market equity offering sales agreement with SVB Securities LLC (ATM facility) under which we may offer and sell, from time to time, at our sole discretion, up to $20.0 million in shares of our common stock. The remaining capacity under the ATM facility was approximately $18.8 million in shares of common stock as of March 21, 2023.

Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, including those resulting from the ongoing COVID-19 pandemic, bank failures, actual or perceived changes in interest rates and economic inflation. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of mavodelpar or other research and development initiatives. We also could be required to seek collaborators for mavodelpar and any future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to mavodelpar and any future product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

We currently depend entirely on the success of mavodelpar, which is our only product candidate. If we are unable to advance mavodelpar through clinical development, obtain regulatory approvals, and ultimately commercialize mavodelpar, or experience significant delays in doing so, our business will be materially harmed.

We currently only have one product candidate, mavodelpar, and our business and future success depends entirely on our ability to develop, obtain regulatory approval for, and then successfully commercialize, mavodelpar, which is currently in clinical development in patients with PMM and patients with LC-FAOD. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development that may be able to better sustain failure of a lead product candidate.

The success of mavodelpar will depend on several factors, including the following:

•
successful enrollment in our ongoing and planned clinical trials and completion of such clinical trials with favorable results;
•
acceptance by the FDA and EMA of data from our STRIDE, STRIDE AHEAD, or future clinical trials in patients with PMM;
•
demonstration of a positive risk/benefit profile for mavodelpar in the relevant patient population, to the satisfaction of applicable regulatory authorities;
•
meeting chemistry, manufacturing and controls (CMC) requirements and passing applicable GCP inspections;
•
the outcome, timing, and cost of meeting regulatory requirements established by the FDA, EMA, and other comparable foreign regulatory authorities;
•
receipt of marketing approvals from applicable regulatory authorities, including one or more NDAs from the FDA and marketing authorizations from the European Commission (based on the opinion of the Committee for Medicinal Products for Human Use (CHMP) of the EMA, and maintaining such approvals);
•
establishing commercial manufacturing relationships and receiving/importing commercial supplies approved by the FDA and other regulatory authorities from any future third-party manufacturer;
•
establishing sales, marketing, and distribution capabilities and commercializing mavodelpar, if approved, whether alone or in collaboration with others;
•
acceptance, if and when approved, by patients, the medical community and third-party payors;

•
obtaining and maintaining third-party coverage and adequate reimbursement;
•
establishing and maintaining patent and trade secret protection and regulatory exclusivity for mavodelpar;
•
maintaining an acceptable risk/benefit safety profile of mavodelpar following approval; and
•
maintaining and growing an organization of people who can develop and commercialize mavodelpar.

If we do not achieve one or more of these factors, many of which are beyond our control, in a timely manner or at all, we could experience significant delays or an inability to develop, obtain regulatory approvals or commercialize mavodelpar.

Even if regulatory approvals are obtained, we may never be able to successfully commercialize mavodelpar. In addition, we will need to transition at some point from a company with a development focus to a company capable of supporting commercial activities. We may not be successful in such a transition. Accordingly, we may not be able to generate sufficient revenue through the sale of mavodelpar to continue our business.

Our clinical trials may fail to adequately demonstrate the safety and efficacy of mavodelpar, which could prevent or delay regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of a product candidate, we must demonstrate through lengthy, complex, and expensive preclinical testing and clinical trials that a product candidate is both safe and effective for use in each target indication. Clinical trials often fail to demonstrate safety and efficacy of the product candidate studied for the target indication. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization. Further, we have used patient reported outcomes in our clinical trials, including our Phase 1b study of mavodelpar in PMM, such as the MFIS, the BPI, and the SF-36 that assesses the general health of patients. Such patient reported outcomes are based on subjective patient feedback and can be inherently difficult to evaluate. Such patient reported outcomes can be influenced by factors outside of our control and can vary widely from day to day for a particular patient, and from patient-to-patient and site-to-site within a clinical trial. It is possible that the FDA or other regulatory agencies will not accept such patient reported outcomes, and any such non-acceptance may require changes to existing trial protocols or the conduct of additional clinical trials. Moreover, our ongoing pivotal STRIDE study and our completed Phase 1b studies in patients with PMM and LC-FAOD utilize a 12MWT as an assessment of endurance and exercise tolerance in patients rather than the six-minute walk test (6MWT) which is more commonly used.

Preclinical and clinical drug development is a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results.

Preclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. A failure of one or more preclinical or clinical trials can occur at any stage of testing. The results of preclinical studies and early clinical trials of mavodelpar may not be predictive of the results of later-stage clinical trials. In addition, product candidates in later stages of clinical trials may fail to show a positive risk/benefit profile despite having progressed through preclinical studies and initial clinical trials. Also, because there are no approved drugs for PMM and only one approved product, a caloric supplement, for LC-FAOD, there are no regulatory precedents by which we can be guided with respect to regulatory endpoints.

As such, we cannot be certain that our ongoing and planned clinical trials will be successful. Many companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to the inability to enroll patients in rare disease clinical trials and the lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. Moreover, preclinical and clinical data is often susceptible to varying interpretations and analyses. Our completed clinical trials have involved a limited number of patients and clinical trial sites and have been open-label or uncontrolled trials. We may face significant setbacks as we expand the number of patients and clinical sites, potentially affecting the efficiency of trial execution and the consistency of trial data, which may delay or prevent regulatory approval of mavodelpar. Any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of mavodelpar in those and other indications, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We may not be able to initiate or continue our clinical trials for mavodelpar and any future product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, EMA and comparable foreign regulatory authorities. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, the design of the clinical trial, competing clinical trials, and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

In particular, each clinical indication for which we are evaluating mavodelpar is a rare genetic disease with limited patient populations from which to draw participants in clinical trials. We will be required to identify and enroll a sufficient number of patients with the disease under investigation for our clinical trials of mavodelpar. Potential patients may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for our clinical trials. Additionally, other pharmaceutical companies with more resources and greater experience in drug development and commercialization are targeting similar genetic mitochondrial diseases we are targeting and may do so with respect to additional indications we target in the future. Any recruiting of clinical trial patients by competitors from the patient populations we are targeting in our ongoing or future clinical trials may delay or make it more difficult to fully enroll our clinical trials. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, we rely on CROs and clinical trial sites to ensure proper and timely conduct of our clinical trials and, while we have agreements governing their services, we will have limited influence over their actual performance.

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

Before we can initiate clinical trials for mavodelpar or any future product candidates, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities, along with other information, including information about CMC, and our proposed clinical trial protocol, as part of an IND application or similar regulatory filing under which we must receive authorization to proceed with clinical development.

Before obtaining marketing approval from regulatory authorities for the sale of mavodelpar or any future product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of mavodelpar and any future product candidates in humans. Clinical testing is expensive, time-consuming, and uncertain as to outcome. In addition, we may rely in part on preclinical, clinical and quality data generated by CROs and other third parties for regulatory submissions for mavodelpar and any future product candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, do not make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed, and we may need to conduct additional clinical trials or collect additional data independently. In either case, our development costs would increase.

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
•
manufacturing sufficient quantities of mavodelpar or any future product candidates or obtaining sufficient quantities of combination therapies for use in clinical trials;
•
subjects failing to enroll or remain in our trials at the rate we expect, or failing to return for post-treatment follow-up;
•
subjects choosing an alternative treatment for the indications for which we are developing mavodelpar and any future product candidates, or participating in competing clinical trials;
•
lack of adequate funding to continue the clinical trial;
•
subjects experiencing severe or unexpected drug-related adverse effects;
•
occurrence of SAEs in clinical trials of the same class of agents conducted by other companies;
•
inability to establish confirmatory evidence with the regulatory agencies where only a single arm trial is feasible to conduct in certain rare disease populations;
•
a facility manufacturing mavodelpar or any of its components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of current good manufacturing practice (cGMP) regulations or other applicable requirements, or infections or cross-contaminations of mavodelpar in the manufacturing process;
•
any changes to our manufacturing process, suppliers or formulation that may be necessary or desired;
•
third-party vendors not performing manufacturing and distribution services in a timely manner or to sufficient quality standards;

•
supply chain disruptions such as scarcity of raw materials used to manufacture mavodelpar;
•
impact of possible trade disputes with countries where mavodelpar or its ingredients are manufactured;
•
third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, GCP or other regulatory requirements;
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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting, or completing our planned and ongoing clinical trials. For example, our Phase 1b study of mavodelpar in patients with PMM was closed early as a result of the COVID-19 pandemic. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or ECs of the institutions in which such trials are being conducted or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Currently, the FDA and other foreign regulatory agencies have placed a class-wide requirement on all PPAR agonists asking sponsors to complete the two-year rat and mouse carcinogenicity studies before conducting studies longer than six-months in duration. As a result, it may take longer to enroll patients in the long-term safety trial, which could adversely affect the timing of our regulatory submissions for marketing approval. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing, or successful completion of a clinical trial.

Further, conducting clinical trials in foreign countries, which we are doing for mavodelpar and expect to do for any future product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

Moreover, principal investigators for our clinical trials may serve and have served as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of mavodelpar.

If we experience delays in the completion of, or termination of, any clinical trial of mavodelpar or any future product candidates, the commercial prospect of mavodelpar or any future product candidates will be harmed, and our ability to generate product revenue will be delayed. Moreover, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenue. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of mavodelpar or any future product candidates. Further, delays to our clinical trials that occur as a result could shorten any period during which we may have the exclusive right to commercialize mavodelpar and our competitors may be able to bring products to market before we do, and the commercial viability of mavodelpar could be significantly reduced. Any of these occurrences may harm our business, financial condition, results of operations and prospects significantly.

Use of mavodelpar or any future product candidates could be associated with side effects, adverse events or other properties that could delay or prevent regulatory approval or result in significant negative consequences following marketing approval, if any.

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with the use of mavodelpar and any future product candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by mavodelpar and any future product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. If drug-related SAEs are observed, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval for mavodelpar for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition, results of operations and prospects significantly.

Additionally, if mavodelpar and any future product candidates receive marketing approval, and we or others later identify undesirable side effects caused by such product candidate, a number of potentially significant negative consequences could result, including:

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

Any of these events could prevent us from achieving or maintaining market acceptance of mavodelpar and any future product candidates, if approved, and could significantly harm our business, results of operations, and prospects.

The regulatory approval process is lengthy, expensive and uncertain, and we may be unable to obtain regulatory approval for our product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of our product candidates and adversely impact our ability to generate revenue, our business and our results of operations.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing, and distribution of mavodelpar is subject to extensive regulation by the FDA in the United States and by comparable foreign regulatory authorities in foreign markets. In the United States, we are not permitted to market mavodelpar and any future product candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity, and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and the FDA has substantial discretion in the drug approval process, including the ability to delay, limit, or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed. Neither we nor any future collaborator is permitted to market mavodelpar and any future product candidates in the United States until we receive approval of an NDA from the FDA. We have not previously submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities.

Prior to obtaining approval to commercialize a product candidate in the United States or in foreign markets, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for mavodelpar are promising, such data may not be sufficient to support approval by the FDA and comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities, as the case may be, may also require us to conduct additional preclinical studies or clinical trials for mavodelpar and any future product candidates either prior to or post-approval, or may object to elements of our clinical development program.

Mavodelpar and any future product candidates could fail to receive regulatory approval for many reasons, including the following:

•
serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by people using drugs similar to mavodelpar and any future product candidates;
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
•
the data collected from clinical trials of mavodelpar, and any future product candidates may not be sufficient to satisfy the FDA or comparable foreign regulatory authorities to support the submission of an NDA or other comparable submissions in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;
•
the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•
the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Any of the above events could prevent us from achieving market approval of mavodelpar or any future product candidates and could substantially increase the costs of commercializing mavodelpar or any future product candidates. The demand for mavodelpar or any future product candidates could also be negatively impacted by any adverse effects of a competitor’s product or treatment.

Of the large number of drugs in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market mavodelpar and any future product candidates, which would significantly harm our business, financial condition, results of operations and prospects.

Even if we eventually complete clinical trials and receive approval of an NDA or foreign marketing application for mavodelpar and any future product candidates, the FDA or comparable foreign regulatory authority may grant approval contingent on the performance of costly additional clinical trials, including Phase 4 clinical trials, and/or the implementation of a REMS which may be required to ensure safe use of the drug after approval. The FDA or the comparable foreign regulatory authority also may approve a product candidate for a more limited indication or patient population than we originally requested, and the FDA or comparable foreign regulatory authority may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

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

Our business has been and could continue to be adversely affected by the evolving COVID-19 pandemic, which was declared by the World Health Organization as a global pandemic. As COVID-19 continues to spread, we may experience ongoing disruptions that could severely impact our business and clinical trials.

Our clinical trials have been, and may in the future be, affected by the COVID-19 pandemic. For example, as a result of the COVID-19 pandemic, our Phase 1b study of mavodelpar in patients with PMM was closed early and we temporarily paused enrollment in our other Phase 1b studies. Additionally, the COVID-19 pandemic may impact patient enrollment in all of our ongoing clinical trials. In particular, some sites may pause enrollment to focus on, and direct resources to, COVID-19, while at other sites, patients may choose not to enroll or continue participating in the clinical trial as a result of the pandemic. In addition, patient visits to our clinical trial sites in the United States, Europe, Australia, New Zealand, and Canada at some point in the past or currently have slowed as a result of the COVID-19 pandemic. Further, according to the Centers for Disease Control and Prevention and the National Health Service in the UK, people who have serious chronic medical conditions, including those such as genetic mitochondrial diseases, are at higher risk of getting very sick from COVID-19. As a result, current or potential patients in our ongoing and planned clinical trials may choose to not enroll, not participate in follow-up clinical visits, or drop out of the trial as a precaution against contracting COVID-19. Further, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services.

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

We are actively monitoring and managing our response and evaluating the actual and potential impacts to our business operations, including on our ongoing and planned clinical trials. We will continue to work closely with our third-party vendors, collaborators, and other parties in order to seek to advance our programs and pipeline of product candidates, while keeping the health and safety of our employees and their families, partners, third-party vendors, healthcare providers, patients and communities a top priority.

Preliminary, interim and topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, topline, or preliminary data from our clinical trials, including from our studies of mavodelpar in patients with PMM and LC-FAOD, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline, or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim, topline, and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, such data should be viewed with caution until the final data are available. Adverse differences between preliminary, interim, or topline data and final data could significantly harm our business prospects.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability, or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate, or our business. If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, mavodelpar and any future product candidates may be harmed, which could harm our business, operating results, prospects, or financial condition.

If the market opportunities for mavodelpar and any future product candidates are smaller than we believe they are, or we face substantial competition in our markets, our future revenue may be adversely affected, and our business may suffer.

If the size of the market opportunities in each of our target indications for mavodelpar and any future product candidates is smaller than we anticipate, we may not be able to achieve profitability and growth. We focus our clinical development of mavodelpar on therapies for adult patients with genetic mitochondrial diseases with relatively small patient populations. Given the relatively small number of patients who have the diseases that we are targeting and intend to target with mavodelpar, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare genetic mitochondrial diseases. In addition, our estimates of the patient populations for our target indications have been derived from a variety of sources, including the scientific literature, payor claims data, surveys of clinics, patient foundations, and market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. In addition, the potentially addressable patient population for PMM and LC-FAOD may be limited or may not be amenable to treatment with mavodelpar, if approved. Further, even if we obtain significant market share for mavodelpar in PMM or LC-FAOD, we may never achieve profitability despite obtaining such significant market share, as other pharmaceutical companies with more resources and greater experience in drug development and commercialization are or may be targeting this same genetic mitochondrial disease.

We may not be successful in our efforts to expand our pipeline by identifying additional indications for which to investigate mavodelpar in the future. We may expend our limited resources to pursue a particular indication or formulation for mavodelpar and fail to capitalize on product candidates, indications or formulations that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we are focused on specific indications for mavodelpar. As a result, we may fail to generate additional clinical development opportunities for mavodelpar for a number of reasons, including, mavodelpar may in certain indications, on further study, be shown to have harmful side effects, limited to no efficacy, or other characteristics that suggest it is unlikely to receive marketing approval and achieve market acceptance in such additional indications.

While our initial focus is to advance mavodelpar for PMM to regulatory approval, we may plan to conduct several clinical trials for mavodelpar in parallel over the next several years, including multiple clinical trials in PMM and LC-FAOD, which may make our decision as to which additional indications to focus on more difficult. As a result, we may forego or delay pursuit of opportunities with other indications that could have had greater commercial potential or likelihood of success. However, we may focus on or pursue one or more of our target indications over other potential indications and such development efforts may not be successful, which would cause us to delay the clinical development and approval of mavodelpar. Furthermore, research programs to identify additional indications for mavodelpar require substantial technical, financial, and human resources. We are pursuing a tablet formulation for mavodelpar and may pursue additional formulations. However, we may not successfully develop these additional formulations for chemistry-related, stability-related, or other reasons. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for specific indications may not yield any commercially viable products.

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

Obtaining and maintaining regulatory approval for a product candidate in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for mavodelpar is also subject to approval.

We expect to submit a MAA to the EMA for approval of mavodelpar in the EU for the treatment of PMM and other clinical indications if data support registration. As with the FDA, obtaining an MAA, issued by the European Commission, based on the opinion of the CHMP of the EMA, is a similarly lengthy and expensive process. Regulatory authorities in jurisdictions outside of the United States and the EU also have requirements for approval for product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of mavodelpar in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of mavodelpar will be harmed, which would adversely affect our business, prospects, financial condition, and results of operations.

We currently have no marketing and sales organization. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell mavodelpar and any future product candidates, we may not be able to generate product revenues.

We currently do not have a commercial organization for the marketing, sales, and distribution of pharmaceutical products. To commercialize mavodelpar and any future product candidates, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We intend to build a highly specialized commercial organization to support the commercialization of mavodelpar, if approved, in the United States and the EU.

The establishment and development of our own sales force or the establishment of a contract sales force to market mavodelpar and any future product candidates will be expensive and time-consuming and could delay any commercial launch. Moreover, we may not be able to successfully develop this capability. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of mavodelpar. To the extent we rely on third parties to commercialize mavodelpar, if approved, we may have little or no control over the marketing and sales efforts of such third parties and our revenues from product sales may be lower than if we had commercialized mavodelpar and any future product candidates ourselves. In the event we are unable to develop our own marketing and sales force or collaborate with a third-party marketing and sales organization, we would not be able to commercialize mavodelpar or any future product candidates.

If we receive regulatory approval for mavodelpar and any future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with any product.

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

In addition, if the FDA or a comparable foreign regulatory authority approves a product candidate, the manufacturing, quality control, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export, and recordkeeping for the approved product will be subject to extensive and ongoing regulatory requirements. The FDA and comparable foreign regulatory authorities also require submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP requirements and GCP for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product candidate, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

The occurrence of any event or penalty described above may inhibit our ability to commercialize mavodelpar and any future product candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval for mavodelpar and any future product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition, and results of operations.

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

Even if we obtain regulatory approval for mavodelpar and any future product candidates, mavodelpar and any future product candidates may not gain market acceptance among physicians, patients, healthcare payors and others in the medical community.

Mavodelpar and any future product candidates may not be commercially successful. The commercial success of mavodelpar or any future product candidates, if approved, will depend significantly on the broad adoption and use of such product by physicians and patients for approved indications. The degree of market acceptance of mavodelpar or any future products, if approved, will depend on a number of factors, including:

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

If mavodelpar and any future product candidate is approved but fails to achieve market acceptance among physicians, patients, healthcare payors or others in the medical community, we will not be able to generate significant revenues, which would have a material adverse effect on our business, prospects, financial condition, and results of operations. In addition, even if mavodelpar and any future product candidate gains acceptance, the markets for the treatment of patients with our target indications may not be as significant as we estimate.

If mavodelpar and any future product candidate is approved for marketing, and we are found to have improperly promoted off-label uses, we may become subject to prohibitions on the sale or marketing of mavodelpar and any future product candidates, significant fines, penalties, sanctions, or product liability claims, and our image and reputation within the industry and marketplace could be harmed.

The FDA, DOJ, and comparable foreign authorities strictly regulate the marketing and promotional claims that are made about pharmaceutical products, such as mavodelpar, if approved. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or comparable foreign authorities as reflected in the product’s approved labeling. However, if we receive marketing approval for mavodelpar and any future product candidates, physicians can prescribe such product to their patients in a manner that is inconsistent with the approved label in their independent professional judgment. If we are found to have promoted such off-label uses, we may receive warning letters from the FDA and comparable foreign authorities and become subject to significant liability, which would materially harm our business. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA and other U.S. and foreign governmental authorities have also required that companies enter into consent decrees or imposed permanent injunctions under which specified promotional conduct is changed or curtailed in order to resolve enforcement actions. If we are deemed by the FDA, DOJ, or other U.S. and foreign governmental authorities to have engaged in the promotion of mavodelpar or any future product candidate for off-label use, we could be subject to certain prohibitions or other restrictions on the sale or marketing and other operations or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry.

Coverage and reimbursement may be limited or unavailable in certain market segments for mavodelpar and any future product candidates, which could make it difficult for us to sell mavodelpar and any future product candidates profitably.

Successful sales of mavodelpar and any future product candidates, if approved, depend on the availability of coverage and adequate reimbursement from third-party payors. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance, and we may not obtain such coverage or adequate reimbursement. Moreover, we focus our clinical development of mavodelpar on therapies for patients with genetic mitochondrial diseases with relatively small patient populations. As a result, we must rely on obtaining appropriate coverage and reimbursement for these populations.

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

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our products. We may not be able to provide data sufficient to obtain coverage and adequate reimbursement. Assuming we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use mavodelpar or any future product candidate unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost. Additionally, the reimbursement rates and coverage amounts may be affected by the approved label for mavodelpar or any future product candidate. If coverage and reimbursement of our future products are unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

In addition, the market for mavodelpar and any future product candidates will depend significantly on access to third-party payors’ drug formularies or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access through formulary controls or otherwise to a branded drug when a less costly generic equivalent or another alternative is available.

In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of mavodelpar and any future product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. Coverage policies and third-party payor reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.

We intend to seek approval to market mavodelpar in the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for mavodelpar, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, including those in the EU, the pricing of prescription pharmaceuticals and biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval for a drug candidate and in some countries, products cannot be marketed until after such a price has been agreed. In addition, market acceptance and sales of a product will depend significantly on the availability of coverage and adequate reimbursement from third-party payors for a product and may be affected by existing and future health care reform measures.

Recently enacted legislation, future legislation and healthcare reform measures may increase the difficulty and cost for us to obtain marketing approval for and commercialize mavodelpar and any future product candidates and may affect the prices we may set.

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

There have been judicial, executive and Congressional challenges to certain aspects of the Affordable Care Act. By way of example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, on August 16, 2022, President Biden signed the IRA into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a newly established manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

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

At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain high-cost, single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Under the IRA, certain categories of drugs are excluded from price negotiations, including drugs that receive orphan drug designation as the only FDA-approved indication. While we have obtained orphan drug designation for mavodelpar, if we seek additional indications, or fail to maintain our orphan drug status, we may become subject to the price negotiation process. This could reduce the ultimate price that we receive for mavodelpar, which could negatively affect our business, results of operations, financial conditions, and prospects. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report within ninety (90) days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future.

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

We cannot predict the likelihood, nature, or extent of health reform initiatives that may arise from future legislation or administrative action. We expect that the Affordable Care Act and other healthcare reform measures, including those that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from third-party payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize mavodelpar, if approved.

A variety of risks associated with marketing mavodelpar and any future product candidates internationally could materially adversely affect our business.

We plan to seek regulatory approval for mavodelpar and any future product candidates internationally and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

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
•
economic weakness, including inflation, bank failures, or political instability in particular foreign economies and markets;
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

The pharmaceutical industry is characterized by intense competition and rapid innovation. Although we believe that we hold a leading position in our focus on rare genetic mitochondrial diseases, our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results. Our potential competitors include major multinational pharmaceutical companies, established and start-up biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis drug products that are more effective or less costly than mavodelpar. We believe the key competitive factors that will affect the development and commercial success of mavodelpar are efficacy, safety and tolerability profile, reliability, convenience of dosing, price and reimbursement.

There are no approved therapies indicated for the treatment of PMM in any country. Physicians attempt to treat symptoms in patients with drugs or vitamins and supplements. For example, anti-convulsant drugs are used to prevent or control seizures. CymaBay Therapeutics, Inc. is conducting a Phase 3 clinical trial of up to 52 weeks with seladelpar, a selective PPARδ agonist in patients with primary biliary cholangitis. Astellas Pharma Inc. is conducting a Phase 2/3 clinical trial of up to 52-weeks plus 24-weeks extension with bocidelpar, a selective PPARδ agonist. Other companies are developing therapies for mitochondrial diseases, including, Stealth BioTherapeutics Corp., Abliva AB, Cyclerion Therapeutics, Inc., Khondrion B.V. and Minovia Therapeutics.

There is one product approved in the United States for LC-FAOD. In June 2020, a new form of medium chain triglyceride (MCT) oil called DOJOLVI® (triheptanoin) was approved and indicated in the United States as a source of calories for patients with LC-FAOD. We are not aware of any drug interventional studies underway or currently announced for LC-FAOD.

Our commercial potential could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market or make our development more complicated. We believe the key competitive factors affecting the success of mavodelpar are likely to be efficacy, safety, and convenience.

Even though we have obtained orphan drug designation for mavodelpar for the treatment of PMM and LC-FAOD in the United States and LCHAD and MELAS in the EU, we may not be able to obtain or maintain the benefits associated with orphan drug status, including market exclusivity.

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

Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA or the European Commission from approving another marketing application for the same drug for the same indication for that time period. Another drug may receive marketing approval prior to mavodelpar. The applicable period is seven years in the United States and ten years in the EU, which may be extended by six months and two years, respectively, in the case of product candidates that have complied with the respective regulatory agency’s agreed upon pediatric investigation plan. The exclusivity period in the EU can be reduced to six years if, at the end of the fifth year, it is established that a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare genetic mitochondrial disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA and the European Commission can subsequently approve another drug containing a similar active substance or substances, and which is intended to treat the same condition before the expiration of the seven-year (or ten-year in the EU) exclusivity period if the FDA or European Commission concludes that the later drug is safer, more effective or otherwise clinically superior. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to orphan exclusivity. Even though the FDA has granted orphan drug designation to mavodelpar for the treatment of PMM and LC-FAOD in the United States and LCHAD and MELAS in the EU, if we receive approval for mavodelpar for a modified or different indication, our current orphan designations may not provide us with exclusivity.

Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process. Also, regulatory approval for any product candidate may be withdrawn, and other product candidates may obtain approval before us and receive orphan drug exclusivity, which could block us from entering the market.

Even if we obtain orphan drug exclusivity for mavodelpar, that exclusivity may not effectively protect us from competition because different drugs can be approved for the same condition before the expiration of the orphan drug exclusivity period.

A Fast Track designation by the FDA may not actually lead to a faster development or regulatory review or approval process for mavodelpar in any designated indication.

If a product candidate is intended for the treatment of a serious or life-threatening condition and the product candidate demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for Fast Track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation for other indications, we cannot assure you that the FDA would decide to grant it. Even though we have received Fast Track designation for mavodelpar for the treatment of patients with PMM and LC-FAOD due to LCHAD deficiency, one of the predominant LC-FAOD genotypes, we may not experience a faster development process, review or approval. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our development program.

We may form or seek strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements.

We may form or seek strategic alliances, create joint ventures or collaborations or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to mavodelpar and any future product candidates that we may develop. We intend to establish commercial partnerships outside of the United States and key European markets. Any of these relationships may require us to incur non-recurring and other charges, increase our near-and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. Following a strategic transaction or license, we may not achieve the revenues or cash flows that justifies such transaction. Any delays in entering into new strategic partnership agreements related to mavodelpar could delay the development and commercialization of mavodelpar in certain geographies for certain indications, which would harm our business prospects, financial condition, and results of operations.

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

We conduct our operations in Irvine, California and Sandwich, United Kingdom as well as remotely as a hybrid office/virtual organization. These regions serve as the headquarters to many other biotechnology and pharmaceutical companies and academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. The withdrawal of the UK from the EU may also negatively affect our ability to attract and retain employees, particularly those from the EU.

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

As of March 21, 2023, we had 48 employees, 36 of whom were full-time. As our development and commercialization plans and strategies develop, we expect to need additional development, managerial, operational, financial, sales, marketing, and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, maintaining, and motivating additional employees;
•
managing our internal development efforts effectively, including the clinical and regulatory review process for mavodelpar and any future product candidates, while complying with our contractual obligations to contractors and other third parties; and
•
improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to commercialize mavodelpar will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. To date, we have used the services of outside vendors to perform tasks including clinical trial management, manufacturing, statistics and analysis, regulatory affairs, formulation development, and other drug development functions. Our growth strategy may also entail expanding our group of contractors or consultants to implement these tasks going forward. Because we rely on numerous consultants, effectively outsourcing many key functions of our business, we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed, or terminated, and we may not be able to obtain regulatory approval for mavodelpar and any future product candidates or otherwise advance our business. We may not be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize mavodelpar and any future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

If we obtain regulatory approval for mavodelpar and begin commercializing those products in the United States, the EU and other countries or jurisdictions, our potential exposure under the laws of such countries and jurisdictions will increase significantly, and our costs associated with compliance with such laws are also likely to increase. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs and equivalent foreign healthcare programs, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

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

Because of the breadth of these laws and regulations and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities, or our arrangements with physicians, could be subject to challenge under one or more of such laws and regulations. It is not always possible to identify and deter employee misconduct or business noncompliance, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If we or our employees, independent contractors, consultants, commercial partners and vendors violate these laws and regulations, we may be subject to investigations, enforcement actions and/or significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and regulations, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of mavodelpar outside the United States will also likely subject us to foreign equivalents of the healthcare laws and regulations mentioned above, among other foreign laws and regulations.

We are subject to stringent and changing U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data (collectively, sensitive data). Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, external and internal privacy and security policies, contractual obligations, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws and regulations, including data breach notification laws, state and federal health information privacy laws, personal data privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). In addition, we may obtain health data from third parties (including research institutions from which we obtain clinical trial data) that is subject to privacy and security requirements under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and their respective implementing regulations. Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we knowingly obtain, use, or disclose individually identifiable protected health information in a manner that is not authorized or permitted by HIPAA. In addition, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, or the CPRA (collectively, the CCPA), applies to personal data of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights related to their personal data. The CCPA provides for administrative fines for noncompliance (up to $7,500 per violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. Further, the CPRA’s recent amendments expand the CCPA’s requirements, including by adding a new right for individuals to correct their personal data and establishing a new regulatory agency to implement and enforce the law. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. Other states, such as Virginia, Colorado, Utah, and Connecticut have also passed comprehensive privacy laws, and similar laws are being considered in several other states. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Outside the United States, an increasing number of laws, and regulations may govern data privacy and security. For example, the EU GDPR, the UK GDPR, Canada’s Personal Information Protection and Electronic Documents Act (PIPEDA), Australia’s Privacy Act, and New Zealand’s Privacy Act, impose strict requirements for processing personal data. For example, under the EU GDPR and UK GDPR, companies may face temporary or definitive bans on data processing and other coercive actions, fines of up to 20 million euros or 17.5 million pounds (respectively) or 4% of annual global revenue, whichever is greater, or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws they believe are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses and UK’s international data transfer agreement, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA and the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. These challenges and risks concerning cross-border transfers of personal data out of the EEA and UK to recipients in other jurisdictions, notably recipients in the United States, may be of particular significance to us and our operations as the majority of the trials we conduct take place in locations outside the United States, with a large number occurring in the EEA or UK. Furthermore, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. In addition to data privacy and security laws, we are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.

We publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, marketing materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process sensitive data on our behalf.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties upon whom we rely on may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties upon which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data.

Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including clinical trials); inability to process sensitive data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

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

Since a significant proportion of the regulatory framework in the UK applicable to our business and our product candidates is derived from EU directives and regulations, Brexit, has had, and may continue to have, a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the UK or the EU. For example, Great Britain (GB) is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization (MA) from the European Commission (based on the opinion of the CHMP of the EMA), and a separate MA will be required to market our product candidates in GB, including mavodelpar and any future product candidates. Any delay in obtaining, or an inability to obtain, any marketing approvals in GB, as a result of Brexit or otherwise, would prevent us from commercializing mavodelpar in GB and restrict our ability to generate revenue and achieve and sustain profitability. While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the UK and the EU there are additional non-tariff costs to such trade which did not exist prior to the end of the Transition Period, and shipments between the UK and the EU are more likely to be delayed compared to the position prior to Brexit. Further, should the UK further diverge from the EU from a regulatory perspective in relation to medicinal products, this could lead to a more complex and costly regulatory burden on us. In addition, while the Trade and Cooperation Agreement provides for mutual recognition of GMP inspections and certificates, it does not provide for contain wholesale mutual recognition of UK and EU pharmaceutical rules and product standards, for example in relation to batch testing and pharmacovigilance, which remain subject to further bilateral discussions. Therefore, additional batch testing between the EU and UK markets and other divergent or duplicative regulatory obligations may be required, which could result in additional expense and supply chain delays. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the UK or the EU for mavodelpar and any future product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. The Retained EU Law (Revocation and Reform) Bill 2022, which is currently progressing through the UK Parliament and seeks to allow the UK Government to repeal or replace certain EU Law that was incorporated into UK law effective as of the end of the Transition Period, increases the likelihood of such divergence between UK and EU law, and the consequences set out above. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the EU and the UK. It is also possible that Brexit may negatively affect our ability to attract and retain employees in the UK, particularly those from the EU.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of mavodelpar and any future product candidates.

We face an inherent risk of product liability as a result of the clinical testing of mavodelpar and any future product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if mavodelpar or any future product candidates causes or is perceived to cause injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of mavodelpar. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•
decreased demand for mavodelpar and any future product candidates;
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
•
the inability to commercialize mavodelpar and any future product candidates; or
•
a decline in our share price.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire (if at all). See Note 10, Income Taxes of Notes to Consolidated Financial Statements included in this Annual Report for further discussion.

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

The Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the IRS and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the Tax Act. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings and the deductibility of expenses under the Tax Act or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years and could increase our future U.S. tax expense. For example, the recently enacted IRA includes provisions that will impact the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, the IRA, or any newly enacted federal tax legislation.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions could adversely affect our current financial condition and projected business operations.

Events involving limitations to liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (FDIC) was appointed as receiver. Subsequently, the FDIC announced that all deposits with SVB are fully insured. We maintain operating accounts at SVB from which we pay employees and other third parties for goods and services. Any disruption to SVB operations may result in delays in payments to employees and other third parties.

Risks Related to Our Reliance on Third Parties

We depend on a license agreement with vTv Therapeutics, and termination of this license could result in the loss of significant rights, which would harm our business.

We are dependent on technology, patents, know-how, and proprietary materials, both our own and licensed from others. We entered into a license agreement with vTv Therapeutics in December 2017 pursuant to which we were granted an exclusive, worldwide, sublicensable license under vTv Therapeutics intellectual property relating to vTv Therapeutics’ PPARδ agonist program, to develop, manufacture and commercialize PPARδ agonists and products containing such PPARδ agonists, including mavodelpar, or licensed products, for any therapeutic, prophylactic or diagnostic application in humans. Any termination of this license will result in the loss of significant rights and will restrict our ability to develop and commercialize mavodelpar.

We are generally also subject to all of the same risks with respect to protection of intellectual property that we license, as we are for intellectual property that we own, which are described below under “Risks Related to Our Intellectual Property.” If we or our licensors fail to adequately protect this intellectual property, our ability to commercialize products could suffer.

We rely on third parties to conduct, supervise, and monitor our clinical trials. If these third parties do not successfully carry out their contractual duties, meet rigorously enforced regulatory requirements, or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize mavodelpar.

We currently rely on, and intend to continue relying on, third-party CROs in connection with our clinical trials for mavodelpar. We control or will control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with applicable protocol, legal, regulatory, and scientific standards, and our reliance on our CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these CROs fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, such regulatory authorities may determine that our clinical trials do not comply with the GCP regulations. In addition, our clinical trials must be conducted with drug product produced under cGMP regulations and will require a large number of test subjects. Our failure or any failure by our CROs to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of our CROs violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Our CROs are not our employees and, except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical, clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on our behalf. If our CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed, or terminated and we may not be able to complete development of, obtain regulatory approval for or successfully commercialize mavodelpar and any future product candidates. As a result, our financial results and the commercial prospects for mavodelpar and any future product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

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

We rely completely on third parties to manufacture our preclinical and clinical drug supplies and we intend to rely on third parties to produce commercial supplies of mavodelpar and any future product candidates, if approved, and these third parties may fail to obtain and maintain regulatory approval for their facilities, fail to provide us with sufficient quantities of drug product or fail to do so at acceptable quality levels or prices.

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our clinical drug supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture mavodelpar and any future product candidates on a clinical or commercial scale. Instead, we rely on contract manufacturers for such production.

We do not currently have any long-term agreement with a manufacturer to produce raw materials, active pharmaceutical ingredients (APIs) and the finished products of mavodelpar used in our current product format and we rely on single-source suppliers for clinical supply of API and drug product of mavodelpar. We intend to enter into agreements for commercial production with third-party suppliers. Our reliance on third-party suppliers and manufacturers, including single-source suppliers, could harm our ability to develop mavodelpar or commercialize it, if approved. Further, any delay in identifying and qualifying a manufacturer for commercial production could delay the potential commercialization of mavodelpar and any future product candidates, and, in the event that we do not have sufficient product to complete our clinical trials, it could delay such trials.

The facilities used by our contract manufacturers to manufacture mavodelpar and any future product candidates must be approved by the applicable regulatory authorities, including the FDA, pursuant to inspections that will be conducted after an NDA or comparable foreign regulatory marketing application is submitted. We currently do not control the manufacturing process of mavodelpar and are completely dependent on our contract manufacturing partners for compliance with the FDA’s cGMP requirements for manufacture of both the active drug substances and finished drug product. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements, they will not be able to secure or maintain FDA approval for the manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authority does not approve these facilities for the manufacture of mavodelpar or any future product candidates or if it withdraws any such approval in the future, or if our suppliers or contract manufacturers decide they no longer want to supply or manufacture for us, we may need to find alternative manufacturing facilities, in which case we might not be able to identify manufacturers for clinical or commercial supply on acceptable terms, or at all, which would significantly impact our ability to develop, obtain regulatory approval for, or market mavodelpar and any future product candidates.

In addition, the manufacture of pharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state, and foreign regulations. Furthermore, if contaminants are discovered in our supply of mavodelpar or any future product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any stability or other issues relating to the manufacture of mavodelpar may occur in the future. In addition, quarantines, shelter-in-place, and similar government orders, or the perception that such orders, shutdowns, or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at our third-party manufacturing facilities upon which we rely, or the availability or cost of materials, which could disrupt the supply chain for our product candidates. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide our product candidate to patients in clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

If we or our third-party manufacturers use hazardous substances in a manner that causes injury or violates applicable law, we may be liable for damages.

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

Risks Related to Our Intellectual Property

Our success depends on our ability to obtain and maintain sufficient intellectual property protection for mavodelpar, any future product candidates, and other proprietary technologies.

Our commercial success will depend in part on our ability to obtain and maintain a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to mavodelpar, any future product candidates, and other proprietary technologies we develop. If we are unable to obtain or maintain patent protection with respect to mavodelpar, any future product candidates, and other proprietary technologies we may develop, our business, financial condition, results of operations, and prospects could be materially harmed.

We generally seek to protect our products and product candidates and related inventions and improvements that we consider important to our business. We own a portfolio of U.S. and non-U.S. patent applications for mavodelpar and have licensed rights to a number of U.S. and non-U.S. patents and patent applications for mavodelpar. Some of our owned and licensed patents and patent applications cover or relate to mavodelpar, including composition of matter, uses to treat particular conditions and methods of manufacturing.

We have developed and continue to expand our patent portfolio for mavodelpar. We have licensed from vTv Therapeutics eight issued patents in the United States and 19 issued patents in foreign countries covering composition of matter of mavodelpar, among other things, which are expected to expire in 2026, absent any patent term adjustments or extensions. Additionally, we have licensed four issued patents in the United States, six issued patents in foreign countries, one pending application in the United States, and one pending application in Europe, from vTv Therapeutics covering methods of using mavodelpar, which are expected to expire in 2034, absent any patent term adjustments or extensions.

In addition to the licensed vTv Therapeutics patents and applications relating to mavodelpar, we have filed our own patent applications. We co-own one pending application in the United States and five pending applications in foreign countries, and own three pending applications in the United States, one pending international patent application, an issued patent in foreign country, and over 25 pending applications in foreign countries, directed to various methods of use of mavodelpar. These pending patent applications, if issued, would be expected to expire between 2040 and 2043, absent any patent term adjustments or extensions. We also own one issued patent in the United States, one pending application in the United States, one pending international patent applications, and over 15 pending applications in foreign countries directed to methods of manufacturing, and crystalline forms (polymorphs) of mavodelpar. The issued patent, and pending patent applications if issued, are expected to expire in 2041, absent any patent term adjustments or extensions. Patents related to mavodelpar may be eligible for patent term extensions in certain jurisdictions, including up to five years in both the United States and the EU, upon approval of a commercial use of the corresponding product by a regulatory agency in the jurisdiction where the patent was granted.

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

We cannot be certain that the claims in our U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign territories, or those of our future licensors, will be considered patentable by the USPTO, courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our future issued patents will not be found invalid or unenforceable if challenged.

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

Even if we or our licensors obtain patents covering our product candidates, when the terms of all patents covering a product expire, our business may become subject to competition from competitive products, including generic products. Given the amount of time required for the development, testing, and regulatory review and approval of new product candidates, patents protecting such candidates may expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. For example, we have licensed patents from vTv Therapeutics that cover composition of matter of mavodelpar, which are set to expire in 2026, absent any patent term adjustments or extensions.

If we do not obtain patent term extension for mavodelpar, our business may be materially harmed.

Depending upon the timing, duration, and specifics of any FDA marketing approval of mavodelpar, or any future product candidate we may develop, one or more of patents issuing from our U.S. patent applications may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984 (Hatch-Waxman Amendments). The Hatch-Waxman Amendments permit a PTE of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar patent term restoration provisions to compensate for commercialization delay caused by regulatory review are also available in certain foreign jurisdictions, such as in Europe under Supplemental Protection Certificate (SPC). If we encounter delays in our development efforts, including our clinical trials, the period of time during which we could market mavodelpar and any future product candidates under patent protection would be reduced. Additionally, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents, or otherwise fail to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue may be materially reduced. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

We cannot ensure that patent rights relating to inventions described and claimed in our pending patent applications will issue or that patents based on our patent applications will not be challenged and rendered invalid and/or unenforceable.

We have pending U.S., international (i.e., PCT), and other foreign patent applications in our portfolio relating to mavodelpar. However, we cannot predict:

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

The patent position of biotechnology and pharmaceutical companies is highly uncertain and involves complex legal, scientific, and factual questions and has been the subject of frequent litigation in recent years. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our patent applications may not result in patents being issued which protect mavodelpar, any future product candidates, and other proprietary technologies we may develop or which effectively prevent others from commercializing competitive technologies and products. Further, no consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the United States and in many jurisdictions outside of the United States. Changes in either the patent laws or interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be enforced in the patents that may be issued from the applications we currently or may in the future own or license from third parties. Further, if any patents we obtain or license are deemed invalid and unenforceable, our ability to commercialize or license our technology could be adversely affected.

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

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our actual or potential future collaborators will be successful in protecting mavodelpar, any future product candidates, and other proprietary technologies and their uses by obtaining, defending and enforcing patents. These risks and uncertainties include the following:

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
•
because patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we or our licensors were the first to file any patent application related to mavodelpar, any future product candidates, and other proprietary technologies and their uses;
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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. If we do not adequately protect our intellectual property and proprietary technology, competitors may be able to use mavodelpar, any future product candidates, and other proprietary technologies and erode or negate any competitive advantage we may have, which could have a material adverse effect on our financial condition and results of operations. For example:

•
others may be able to make compounds that are similar to mavodelpar and any future product candidates but that are not covered by the claims of our patents;
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

We cannot be certain that the claims in our issued patents and pending patent applications covering mavodelpar or any future product candidates will be considered patentable by the USPTO, courts in the United States, or by patent offices and courts in foreign countries. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property internationally.

The strength of patents in the biotechnology and pharmaceutical fields involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover mavodelpar and any future product candidates in the United States or in foreign countries. Even if such patents do successfully issue, third parties may challenge the ownership, validity, enforceability, or scope thereof, which may result in such patents being narrowed, invalidated, or held unenforceable. Any successful opposition to our patents could deprive us of exclusive rights necessary for the successful commercialization of mavodelpar and any future product candidates. Furthermore, even if they are unchallenged, our patents may not adequately protect our intellectual property, provide exclusivity for mavodelpar or any future product candidates or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents we hold with respect to mavodelpar or any future product candidates is threatened, it could dissuade companies from collaborating with us to develop, or threaten our ability to commercialize, mavodelpar or any future product candidates.

Composition of matter patents for pharmaceutical product candidates, in particular patents with claims covering the molecular structure of the active pharmaceutical ingredient, often provide the strongest form of intellectual property protection for those types of products, as such patents provide protection without regard to any variations in formulation, method of use, or manufacturing process of the product. While we have an exclusive license to compositions of matter patents covering the molecular structure of mavodelpar, those patents will likely expire, absent patent term adjustment or extension, before the expiration of any regulatory exclusivity period that we may receive for mavodelpar. We also own one issued patent in the United States, that is expected to expire in 2041, absent any patent term adjustments or extensions, one pending application in the United States, and one pending international patent applications in foreign countries directed to polymorphs of mavodelpar. We cannot be certain that the claims in our pending patent applications directed to the polymorph of mavodelpar will be considered patentable by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute. Method of synthesis patents protect the method used to manufacture a product. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product so long as it is made in a different way.

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

Changes in U.S. patent law, or patent laws in other countries, could diminish the value of patents in general, thereby impairing our ability to protect mavodelpar, any future product candidates, and other proprietary technologies.

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

Patents are of national or regional effect. Filing, prosecuting, and defending patents on mavodelpar, any future product candidates, and other proprietary technologies we develop in all countries throughout the world would be prohibitively expensive. In addition, the laws of some foreign countries do not protect intellectual property rights in the same manner and to the same extent as laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement of such patent protection is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We may be subject to claims that former employees (including former employees of our licensors), collaborators or other third parties have an interest in our patent rights, trade secrets, or other intellectual property as an inventor or co-inventor. The failure to name the proper inventors on a patent application can result in the patents issuing thereon being unenforceable. For example, we may have inventorship disputes arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing mavodelpar or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to resolve these and other claims challenging inventorship and/or ownership. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business, financial condition, results of operations and prospects. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

Presently we have intellectual property rights through licenses from third parties, including vTv Therapeutics, related to mavodelpar. Because our program may require the use of additional proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, mavodelpar may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license, on reasonable terms, proprietary rights related to any compositions, formulations, methods of use, processes or other intellectual property rights from third parties that we identify as being necessary for mavodelpar. In such event, we may be required to expend significant time and resources to develop or license replacement technology, which may not be available. Even if we are able to obtain a license to such proprietary rights, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us.

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

The licensing and acquisition of third-party proprietary rights is a competitive area, and companies, which may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party proprietary rights that we may consider necessary or attractive in order to commercialize mavodelpar. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

We are a party to a license agreement with vTv Therapeutics under which we are granted intellectual property rights that are important to our business and our only product candidate, mavodelpar. If we fail to comply with our obligations under the license agreement, or we are subject to insolvency, the license agreement may be terminated, in which event we would not be able to develop, commercialize or market mavodelpar.

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
•
our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of mavodelpar, and what activities satisfy those diligence obligations; and
•
the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

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
•
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with mavodelpar and any future product candidates;

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

Our success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe, misappropriate or otherwise violate patents or other intellectual property rights owned or controlled by third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our product candidates and products that may be approved in the future, or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including inter partes review, post grant review, interference and reexamination proceedings before the USPTO, or oppositions and other comparable proceedings in foreign jurisdictions. The implementation of these procedures brings uncertainty to the possibility of challenges to our patents in the future and the outcome of such challenges. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing mavodelpar.

Litigation or other legal proceedings relating to intellectual property claims, with or without merit, is unpredictable and generally expensive and time consuming and, even if resolved in our favor, is likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our activities related to mavodelpar may give rise to claims of infringement of the patent rights of others. The biotechnology and pharmaceutical industries have produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. Identification of third-party patent rights that may be relevant to our operations is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to our research and other operations or necessary for the commercialization of our product candidates in any jurisdiction. We also cannot provide any assurances that third-party patents do not exist which might be enforced against our current technology, including our research programs, product candidates, their respective methods of use, manufacture and formulations thereof, and could result in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. We cannot assure you that any of our current or future product candidates will not infringe existing or future patents. We may not be aware of patents that have already issued that a third party might assert are infringed by one of our current or future product candidates. Nevertheless, we are not aware of any issued patents that will prevent us from marketing mavodelpar.

Third parties, including our competitors, in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our products. We do not always conduct independent reviews of pending patent applications and patents issued to third parties. Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of mavodelpar. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be currently pending third-party patent applications which may later result in issued patents that mavodelpar, any future product candidates, and other proprietary technologies may infringe, or which such third parties claim are infringed by the use of our technologies. Parties making claims against us for infringement or misappropriation of their intellectual property rights may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize mavodelpar or future product candidates. Defense of these claims, regardless of their merit, could involve substantial expenses and could be a substantial diversion of management and other employee resources from our business.

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
•
cause development delays;
•
prevent us from commercializing mavodelpar or any future product candidates until the asserted patent expires or is finally held invalid, unenforceable, or not infringed in a court of law;

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

If we are sued for patent infringement, we would need to demonstrate that our products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do either. Proving invalidity or unenforceability is difficult. For example, in the United States, proving invalidity before federal courts requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and divert management’s time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, which may not be available, defend an infringement action or challenge the validity or enforceability of the patents in court. Patent litigation is costly and time-consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, fail to defend an infringement action successfully or have infringed patents declared invalid or unenforceable, we may incur substantial monetary damages, encounter significant delays in bringing mavodelpar to market and be precluded from developing, manufacturing or selling mavodelpar.

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
•
pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, mavodelpar, and any future product candidates or the use of mavodelpar and any future product candidates;
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

Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours, and others may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import mavodelpar and future approved products or impair our competitive position. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of mavodelpar. Any such patent application may have priority over our patent applications, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our U.S. patent position with respect to such inventions. Other countries have similar laws that permit secrecy of patent applications and may be entitled to priority over our applications in such jurisdictions.

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

We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of mavodelpar. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize mavodelpar, which could harm our business significantly. Even if we were able to obtain a license, the rights may be nonexclusive, which may give our competitors access to the same intellectual property.

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

Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. Our defense of litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development or manufacturing partnerships that would help us bring mavodelpar and any future product candidates to market.

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

Moreover, any name we have proposed to use with mavodelpar in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA (or an equivalent administrative body in a foreign jurisdiction) objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties, and be acceptable to the FDA. Similar requirements exist in Europe. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

•
the commencement, enrollment or results of our ongoing and planned clinical trials of mavodelpar or any future clinical trials we may conduct for any future product candidates, or changes in the development status of mavodelpar or any future product candidates;
•
acceptance by the FDA and EMA of data from our ongoing pivotal STRIDE study or any future clinical trials we conduct;
•
any delay in our regulatory filings for mavodelpar and any future product candidates;
•
adverse results or delays in clinical trials or preclinical studies;
•
our decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial;
•
adverse regulatory decisions, including failure to receive regulatory approval for mavodelpar and any future product candidates;
•
changes in laws or regulations applicable to mavodelpar and any future product candidates, including but not limited to clinical trial requirements for approvals;
•
our failure to commercialize mavodelpar and any future product candidates;
•
the failure to obtain coverage and adequate reimbursement of mavodelpar and any future product candidates, if approved;
•
changes in the structure of healthcare payment systems;
•
adverse developments concerning our manufacturers;
•
our inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;
•
additions or departures of key scientific or management personnel;
•
unanticipated serious safety concerns related to the use of mavodelpar and any future product candidates;
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
•
our commencement of, or involvement in, litigation; and
•
general political and economic conditions, including those resulting from the COVID-19 pandemic and bank failures.

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

Our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding capital stock, beneficially own shares representing a significant percentage of our common stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of The Nasdaq Stock Market LLC (Nasdaq). The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Each fiscal year, we are required to provide a report by our management on, among other things, our internal control over financial reporting as discussed in our Annual Report on Form 10-K filing for that year. The reporting on our assessment of the effectiveness of our internal control over financial reporting needs to include disclosure of any material weaknesses identified in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting. While we qualify as an emerging growth company under SEC rules for fiscal year 2023 and therefore are not required to obtain such an audit for fiscal year 2023, in the event that we qualify as a large accelerated filer or accelerated filer under SEC rules in future years, our independent registered public accounting firm will be required to audit the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act (Section 404(b)). Any mandatory or voluntary compliance with Section 404(b) will result in increased costs, expenses, and management resources. However, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of the exemption permitting us not to comply with the independent registered public accounting firm attestation requirement.

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

We cannot assure you that the measures we have taken to date, and actions we may take in the future, will prevent or avoid potential future material weaknesses. Moreover, our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, material weaknesses in our disclosure controls and procedures and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective internal control over financial reporting or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods, which could cause the price of our common stock to decline. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2022, there were 24,699,553 shares of our common stock outstanding.

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

We expect that we will need significant additional capital in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities, and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock. As of March 21, 2023, the remaining capacity under the ATM facility was approximately $18.8 million in shares of common stock.

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

Our operations, and those of our CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce mavodelpar. Our ability to obtain clinical supplies of mavodelpar and any future product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. Our corporate headquarters is located in California near major earthquake faults and fire zones. The ultimate impact on us, our suppliers and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster.

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

In the ordinary course of business, we and the third parties upon which we rely process sensitive data, and, as a result, we and the third parties upon which we rely face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents.

Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services. Further, the loss of clinical trial data from completed or ongoing clinical trials could result in delays in, or cancellations of any regulatory approval or clearance efforts and significantly increase our costs to recover or reproduce the data, and subsequently commercialize the product. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy.

We and the third-parties upon which we rely are subject to a variety of evolving threats including social-engineering attacks (including through phishing attacks), malicious code (such as computer viruses or bugs), misconduct or error by employees or contractors, malware (including as a result of advanced persistent threat intrusions), ransomware, supply chain attacks, natural disasters, terrorism, war, telecommunication and electrical failure, adware, denial of service attacks (such as credential stuffing), credential harvesting, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.

In particular, ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of sensitive data, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

In addition, our reliance on third-party service providers could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third-party service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, and other functions. We also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products.

We may expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products or services, deter new customers from using our products or services, the development and commercialization of mavodelpar could be delayed, and negatively impact our ability to grow and operate our business. Likewise, we rely on third parties to conduct clinical trials, and similar incidents relating to their information technology systems or data could also have a material adverse effect on our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease approximately 5,100 square feet of office space for our headquarters in Irvine, California under a non-cancelable operating lease through November 2026. We also lease approximately 2,600 square feet of space for an office in the UK under an agreement that expires in October 2027. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

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

Holders of Common Stock

As of March 21, 2023, there were 25,107,430 shares of our common stock outstanding held by approximately 25 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Stock Performance Graph

Not required for smaller reporting companies.

Use of Proceeds

We commenced our IPO pursuant to the registration statement on Form S-1 (File No. 333‑254534) that was declared effective on April 8, 2021 and registered an aggregate of 7,187,500 shares of our common stock. On April 13, 2021, we completed our IPO and sold 6,250,000 shares of our common stock at a public offering price of $15.00 per share for aggregate gross proceeds of $93.8 million before deducting underwriters’ discounts and commissions and offering-related expenses. Net proceeds, after deducting underwriting discounts and commissions of $6.6 million and offering expenses of approximately $2.6 million, were $84.6 million. Jefferies LLC, SVB Securities LLC and Piper Sandler & Co. acted as joint book-running managers.

As of December 31, 2022, we have not used any of the proceeds from our IPO. We invested the funds received in highly liquid money market funds and short-term investments. The net proceeds from the IPO will be used, together with our cash, cash equivalents, and short-term investments to fund continued research and development of mavodelpar in patients with PMM and LC-FAOD, other clinical trials and preclinical studies, and commercial readiness preparations, and to provide funds for working capital and other general purposes. None of the offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included in Item 8 “Financial Statements and Supplementary Data” and included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements based upon our current beliefs, estimates, plans and expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those contained in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Annual Report.

Overview

Reneo is a clinical-stage pharmaceutical company focused on the development and commercialization of therapies for patients with rare genetic mitochondrial diseases, which are often associated with the inability of mitochondria to produce ATP. Our lead product candidate, mavodelpar, is a potent and selective agonist of the PPARδ. Mavodelpar has been shown to increase transcription of genes involved in mitochondrial function and increase FAO, and may increase production of new mitochondria.

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

Increases in PPARδ activity also correlate with a shift in muscle tissue towards oxidative, fat-consuming type I fibers that are associated with endurance as opposed to glycolytic, type II fibers. In preclinical and clinical studies, increased PPARδ activity through transgenic overexpression or pharmacological activation increases muscular strength and endurance across a variety of functional measures. Mavodelpar was studied in healthy male volunteers with one leg immobilized to produce muscle atrophy. Compared to placebo, administration of mavodelpar resulted in statistically significant increases in expression of genes involved in mitochondrial OxPhos, and statistically significant improvements in muscle strength. Mavodelpar was studied in an open-label trial in patients with PMM. Patients with PMM in this trial exhibited improved function, reduced symptoms, and increased expression of genes involved in mitochondrial function. Mavodelpar was also studied in an open-label trial in patients with LC-FAOD. In this trial, patients with LC-FAOD due to certain gene defects exhibited improved function and reduced symptoms.

As a PPARδ agonist, mavodelpar may benefit patients with genetic mitochondrial myopathies who experience weakness, fatigue, or deterioration in muscle due to impaired mitochondrial energy production. Patients with these diseases are unable to perform many everyday activities, can experience cardiomyopathy and other organ dysfunction, and typically have a reduced life expectancy. We are currently developing mavodelpar in rare genetic diseases that typically present with myopathy, including PMM and LC-FAOD.

There are currently no approved therapies for the treatment of PMM, representing a high unmet medical need.

We have received orphan drug designations for mavodelpar in the United States for PMM and LC-FAOD. Additionally, we have received orphan drug designations for mavodelpar for MELAS, a form of PMM, and LCHAD, a form of LC-FAOD in Europe.

We have received Fast Track designation for mavodelpar for the treatment of patients with PMM and LC-FAOD due to LCHAD deficiency, one of the predominant LC-FAOD genotypes. We are continuing to collaborate with the FDA and European regulatory agencies to advance the LC-FAOD program which will include patients with

LCHAD as well as other genotypes. These discussions include obtaining alignment on the study design, patient population, and endpoints for the LC-FAOD program’s next clinical trial.

Mavodelpar for the Treatment of PMM

We completed an open-label Phase 1b study of mavodelpar in patients with PMM due to mtDNA defects to assess the safety and tolerability of mavodelpar, and evaluated changes in patient function using a 12MWT. Mavodelpar was well-tolerated and had an adequate safety profile in this trial. Compared to baseline, patients receiving mavodelpar once-daily for 12 weeks experienced an average increase in distance of 104.4 meters in the 12MWT, an average increase in weight-adjusted peak VO2 of 1.7 mL/min/kg, a reduction in fatigue and pain, and increased expression of genes involved with transport and metabolism of nutrients in the mitochondria including PDK4, ANGPTL4, and SLC25A34.

Based on these results, we initiated the STRIDE study, a global, randomized, double-blind, placebo-controlled pivotal Phase 2b trial of mavodelpar in adult patients with PMM due to mtDNA defects. We achieved the target enrollment of 200 patients in the pivotal STRIDE study in March 2023 and anticipate announcement of topline results in the fourth quarter of 2023. STRIDE study is designed to investigate the efficacy and safety of 100 mg mavodelpar administered once-daily over a 24-week period. The primary efficacy endpoint of the trial is the change from baseline in the distance walked during the 12MWT at week 24. Key secondary endpoints include changes from baseline in the MFIS measures and the patient global impression of change scale. Additional secondary endpoints include the 30STS test, step counts, patient global impression of severity scale, BPI, and additional patient-reported outcome measures.

We are also conducting the STRIDE AHEAD study, a 24-month, open-label, long-term safety trial outside of the United States in patients with PMM due to mtDNA. STRIDE AHEAD study was recently amended to also allow enrollment of patients with PMM due to nDNA defects and the amendment is undergoing regulatory review. Based on interactions with the FDA, EMA, and several other national regulatory agencies in Europe, and several European regulatory agencies, we believe that positive results from the ongoing pivotal STRIDE and STRIDE AHEAD studies could potentially support registration of mavodelpar for adult patients with PMM in the United States and Europe. We intend to submit the data from STRIDE, together with the long-term safety data from STRIDE AHEAD, to the FDA and the EMA in planned marketing applications in 2024.

Mavodelpar for the Treatment of LC-FAOD

We completed an open-label Phase 1b study in LC-FAOD adult patients with nDNA defects to assess the safety and tolerability of mavodelpar, and measure changes in functional test such as walk distance, exercise capacity and patient-reported symptoms that could serve as potential endpoints in future clinical studies. The study included patients with defective LCHAD, CPT2, VLCAD, or TFP.

A total of 24 patients were enrolled, including patients with defective LCHAD (n=5), CPT2 (n=8), VLCAD (n=9), or TFP (n=2). We initiated the trial with a dose of 50 mg once-daily in the first three patients followed by 100 mg once-daily in all subsequent patients. The LCHAD and CPT2 groups had the greatest improvement over baseline in 12MWT (73.7 and 51.9 meters, respectively).

In the LC-FAOD Phase 1b study, mavodelpar was well tolerated. The most common adverse events experienced by patients were rhabdomyolysis (4 patients) and myalgia (4 patients), the majority reported to be mild or moderate in severity. The LCHAD and CPT2 groups had the greatest improvement over baseline in 12MWT (73.7 and 51.9 meters, respectively).

We also completed the FORWARD study, a 16-week, observational, non-interventional study in patients with LC-FAOD with different nDNA mutations to better understand the natural history of LC-FAOD and changes in patient function and symptoms over time. A total of 58 patients participated in the FORWARD study, including patients with defective LCHAD (n=16), CPT2 (n=30), or VLCAD (n=12).

Based on the results of the LC-FAOD Phase 1b study, in conjunction with the results of the FORWARD study, we intend to continue the development of mavodelpar for certain genotypes of patients with LC-FAOD. Results of the studies were presented at the International Network of Fatty Acid Oxidation Research and Management Conference in August 2022.

Financial Overview

Since our inception in 2014, our operations have primarily focused on raising capital, establishing and protecting our intellectual property portfolio, organizing and staffing our company, business planning, and conducting preclinical and clinical development of and manufacturing development for mavodelpar. We do not have any product candidates approved for sale, have not generated any revenue from product sales, and do not expect to generate revenues from the commercial sale of our product candidate for several years, if ever. Since inception, we have incurred significant operating losses. Our net losses were $52.0 million and $39.8 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $136.7 million, and cash, cash equivalents and short-term investments of $101.2 million. We have funded our operations primarily through the issuance and sale of equity securities.

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

Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development and commercialization activities. As a result, we will need to raise additional capital. Until such time as we can generate significant revenue from sales of our product candidate, if ever, we expect to finance our operations through public or private equity offerings or debt financings, credit or loan facilities, collaborations, strategic alliances, licensing arrangements or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, including those resulting from the ongoing COVID-19 pandemic, bank failures, as well as actual or perceived changes in interest rates and economic inflation. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Based upon our current operating plan, we believe that our cash, cash equivalents, and short-term investments as of December 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements through our planned near-term clinical milestones.

License Agreement

In December 2017, we entered into the vTv License Agreement, under which we obtained an exclusive, worldwide, sublicensable license under certain vTv Therapeutics intellectual property to develop, manufacture and commercialize PPARδ agonists and products containing such PPARδ agonists, including mavodelpar, for any therapeutic, prophylactic or diagnostic application in humans. Under the terms of the vTv License Agreement, we paid vTv Therapeutics an initial upfront license fee of $3.0 million and $2.0 million of milestone payments and issued an aggregate of 576,443 shares of our common stock to vTv Therapeutics.

Upon the achievement of certain pre-specified development and regulatory milestones, we are also required to pay vTv Therapeutics milestone payments totaling up to $64.5 million. We are also required to pay vTv Therapeutics up to $30.0 million in total sales-based milestones upon achievement of certain sales thresholds of the licensed product. In addition, we are obligated to make tiered royalty payments to vTv Therapeutics at mid-single digit to low teen percentage royalty rates, based on tiers of annual net sales of licensed products, subject to certain customary reductions. A milestone payment of $2.0 million was achieved and recorded for the year ended December 31, 2021. There were no milestone payments achieved or recorded for the year ended December 31, 2022.

Components of Our Results of Operations

Operating Expenses

Research and Development Expenses

Research and development expenses primarily relate to preclinical and clinical development of mavodelpar. Research and development expenses include:

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

The following table summarizes our research and development expenses for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Clinical and regulatory	$19,919	$14,863
Contract manufacturing cost	8,915	6,450
Nonclinical	3,931	2,339
Research and development-other expense	4,940	4,517
Total	$37,705	$28,169

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

Results of Operations

Comparison of Year Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Change
Operating expenses:
Research and development	$37,705	$28,169	$9,536
General and administrative	16,143	11,649	4,494
Total operating expenses	53,848	39,818	14,030
Loss from operations	(53,848)	(39,818)	(14,030)
Other income	1,893	48	1,845
Net loss	$(51,955)	$(39,770)	$(12,185)

Operating Expenses

Research and Development Expenses

Research and development expenses increased by $9.5 million during 2022 compared to 2021. This increase was primarily due to an increase of $6.4 million related to clinical and manufacturing costs primarily related to our STRIDE and STRIDE AHEAD studies and an increase of $2.8 million in personnel related costs due to the additional headcount required to support our clinical and manufacturing operations.

General and Administrative Expenses

General and administrative expenses increased by $4.5 million during 2022 compared to 2021. This increase was primarily due to an increase of $2.9 million in outside professional services and an increase of $1.2 million in facility and personnel related costs due to additional headcount.

Other Income

Other income increased by $1.8 million during 2022 compared to 2021. This increase primarily relates to higher interest income attributable to increasing interest rates during 2022.

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

In May 2022, we entered into the ATM facility with SVB Securities LLC under which we may offer and sell, from time to time, at our sole discretion, up to $20.0 million in shares of our common stock. As of March 21, 2023, we have sold and issued approximately 500,000 shares of our common stock pursuant to the ATM facility at a weighted-average price of $2.48 per share, resulting in aggregate gross proceeds to us of $1.2 million. Sales commissions to SVB Securities LLC and other issuance expenses were immaterial. The remaining capacity under the ATM facility was approximately $18.8 million in shares of common stock as of March 21, 2023.

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty. We have prepared cash flow forecasts which indicate that based on our expected operating losses and negative cash flows, there is substantial doubt about our ability to continue as a going concern for twelve months after the date the consolidated financial statements for the year ended December 31, 2022 are issued. We plan to raise additional capital through public or private equity offerings or debt financings, credit or loan facilities, collaborations, strategic alliances, licensing arrangements or a combination of one or more of these funding sources. While we believe this plan to raise additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within its control and cannot be assessed as being probable of occurring. We may not be able to secure additional financing in a timely manner or on favorable terms, if at all.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(47,362)	$(37,983)
Net cash used in investing activities	(57,842)	(23,376)
Net cash provided by financing activities	471	132,406
Net (decrease) increase in cash and cash equivalents	$(104,733)	$71,047

Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 was $47.4 million, consisting primarily of our net loss of $52.0 million adjusted for non-cash items of $3.6 million primarily due to stock-based compensation expense and $1.0 million related to net change in operating assets and liabilities. The change in net operating assets and liabilities was primarily due to a decrease in prepaid and other assets of $0.9 million as a result of a decrease in prepayments made for clinical trial activities and an increase in accrued expenses of $0.5 million due to timing of receipt of invoices and payments, offset by a decrease in operating lease liabilities of $0.4 million as a result of lease payments.

Net cash used in operating activities for the year ended December 31, 2021 was $38.0 million, consisting primarily of our net loss of $39.8 million adjusted for non-cash items of $4.6 million primarily due to stock-based compensation expense and $2.8 million net change in operating assets and liabilities. The change in net operating assets and liabilities was primarily due to an increase in prepaid and other assets of $4.7 million as a result of prepayments made for clinical trial activities, offset by the increase in accounts payable, accrued expense and other of $1.8 million due to timing of receipt of invoices and payments.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2022 was $57.8 million consisting primarily of purchases of $101.6 million of available for sale short term investments, offset by $44.1 million of proceeds received from maturities of available for sale short term investments.

Net cash used in investing activities for the year ended December 31, 2021 was $23.4 million consisting primarily of purchases of $31.4 million of available for sale short term investments, offset by $8.2 million of proceeds received from maturities of available for sale short term investments.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 was $0.5 million, consisting primarily of $0.3 million of proceeds from the exercise of stock options and employee stock purchase plan (ESPP) purchases and net proceeds of $0.2 million from the sale of common stock under our ATM facility.

Net cash provided by financing activities for the year ended December 31, 2021 was $132.4 million, consisting primarily of $93.8 million of gross proceeds raised from our IPO, net of $6.6 million in underwriters’ discount and commissions and issuance costs of $2.6 million, as well as $47.2 million of net proceeds from the issuance of shares of Series B convertible preferred stock, and $0.6 million of proceeds from the exercise of stock options and ESPP purchases.

Funding Requirements

We will need to raise additional capital through public or private equity offerings or debt financings, credit or loan facilities, collaborations, strategic alliances, licensing arrangements or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, including those resulting from the ongoing COVID-19 pandemic, bank failures, actual or perceived changes in interest rates and economic inflation. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.

Our future capital requirements will depend on many factors, including:

•
the scope, progress, results and costs of clinical trials and preclinical studies for mavodelpar;
•
the scope, prioritization and number of our research and clinical indications we pursue;
•
the costs and timing of manufacturing for our product candidates;
•
the costs, timing, and outcome of regulatory review of mavodelpar;
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

As of December 31, 2022, we had $101.2 million in cash, cash equivalents and short-term investments.

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

Material Cash Requirements

The discussion below summarizes our significant contractual obligations and commitments as of December 31, 2022.

Leases. See Note 6 of Notes to Consolidated Financial Statements included in this Annual Report for information regarding our leases, including the future operating lease minimum payments.

Performance Award. See Note 8 of Notes to Consolidated Financial Statements included in this Annual Report for information regarding a special performance award that our chief executive officer may be entitled to receive, including the maximum payout.

vTv License Agreement. See Note 9 of Notes to Consolidated Financial Statements included in this Annual Report for information regarding the vTv License Agreement, including potential milestone and royalty payments.

In addition to the contractual obligations above, we also expect to have future material cash requirements related to our contract manufacturing, preclinical and clinical programs, and personnel expenses.

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

Accrued Research and Development Expenses

All research and development costs are expensed as incurred. Research and development costs consist primarily of costs associated with manufacturing drug substance and drug product, costs associated with preclinical studies, clinical trials managed through CROs and other third parties, license fees, salaries and employee benefits.

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued expenses as of each balance sheet date. This process involves the following:

•
communicating with appropriate internal and external personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost;
•
estimating and accruing expenses in our consolidated financial statements as of each balance sheet date based on facts and circumstances known to us at the time; and
•
periodically confirming the accuracy of our estimates with service providers and making adjustments, if necessary.

We base our expense accruals related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing costs, we estimate the time period over which services will be performed and the level of effort to be expended in each period.

Nonrefundable advance payments for goods and services, including fees for process development or manufacturing and distribution of clinical supplies that will be used in future research and development activities, are deferred and recognized as expense in the period that the related goods are consumed, or services are performed.

To date, we have not experienced significant changes in our estimates of accrued research and development expenses after a reporting period. However, due to the nature of estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trials and other research activities.

Stock-Based Compensation

We recognize stock-based compensation expense for grants under our 2014 and 2021 Equity Incentive Plans and ESPP. We account for all stock-based awards granted to employees and directors at their fair value and recognize compensation expense over the award’s vesting period. Determining the amount of stock-based compensation to be recorded requires us to develop estimates of fair values of stock options as of the grant date. We calculate the grant date fair values of stock options using the Black-Scholes valuation model, which requires the input of subjective assumptions, including but not limited to expected stock price volatility over the term of the awards and the expected term of stock options. The fair value of restricted stock awards granted to employees is based on the quoted closing market price per share on grant date.

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

Stock-based compensation expenses year-over-year have increased due to more equity grants awarded in 2022 to attract and retain key scientific or management personnel.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Reneo Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Reneo Pharmaceuticals, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Adoption of ASU No. 2016-02

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2022 due to the adoption of ASU No. 2016-02, Leases (Topic 842) and related amendments.

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

San Diego, California

March 27, 2023

RENEO PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(In thousands, except par value and share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$19,927	$124,660
Short-term investments	81,246	23,010
Prepaid expenses and other current assets	5,180	6,064
Total current assets	106,353	153,734
Property and equipment, net	453	212
Right-of-use assets	1,292	—
Other non-current assets	84	78
Total assets	$108,182	$154,024
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,893	$2,022
Accrued expenses	4,827	4,180
Operating lease liabilities, current portion	404	—
Total current liabilities	7,124	6,202
Operating lease liabilities, less current portion	1,059	—
Other long-term liabilities	—	167
Performance award	29	444
Total liabilities	8,212	6,813
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2022 and December 31, 2021; 24,699,553 shares issued and outstanding at December 31, 2022; and 24,457,838 and 24,455,390 shares issued and outstanding at December 31, 2021, respectively	3	3
Additional paid-in capital	236,693	231,902
Accumulated deficit	(136,683)	(84,728)
Accumulated other comprehensive (loss) income	(43)	34
Total stockholders’ equity	99,970	147,211
Total liabilities and stockholders’ equity	$108,182	$154,024

The accompanying notes are an integral part of these consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$37,705	$28,169
General and administrative	16,143	11,649
Total operating expenses	53,848	39,818
Loss from operations	(53,848)	(39,818)
Other income	1,893	48
Net loss	(51,955)	(39,770)
Unrealized (loss) gain on short-term investments	(77)	34
Comprehensive loss	$(52,032)	$(39,736)
Net loss per share attributable to common stockholders, basic and diluted	$(2.12)	$(2.19)
Weighted-average shares used in computing net loss per share, basic and diluted	24,496,425	18,143,487

The accompanying notes are an integral part of these consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Convertible Preferred Stock						Additional	Accumulated Other		Total
	Series A		Series B		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances, December 31, 2020	24,302,472	$45,652	23,440,514	$47,068	2,053,070	$—	$2,843	$—	$(44,958)	$(42,115)
Issuance of series B convertible preferred stock, net of issuance costs of $29	—	—	23,440,514	47,356	—	—	—	—	—	—
Conversion of convertible preferred stock into common stock upon initial public offering	(24,302,472)	(45,652)	(46,881,028)	(94,424)	15,907,629	2	140,076	—	—	140,078
Issuance of common stock in initial public offering, net of offering costs					6,250,000	1	84,532	—	—	84,533
Stock based compensation	—	—	—	—	—	—	3,891	—	—	3,891
Issuance of common stock in connection with equity plans	—	—	—	—	244,691	—	560	—	—	560
Other comprehensive income	—	—	—	—	—	—	—	34	—	34
Net loss	—	—	—	—	—	—	—	—	(39,770)	(39,770)
Balances, December 31, 2021	—	$—	—	$—	24,455,390	$3	$231,902	$34	$(84,728)	$147,211
Stock based compensation	—	—	—	—	—	—	4,320	—	—	4,320
Issuance of common stock in connection with the at-the-market facility	—	—	—	—	92,085	—	193	—	—	193
Issuance of common stock in connection with equity plans	—	—	—	—	152,078	—	278	—	—	278
Other comprehensive loss	—	—	—	—	—	—	—	(77)	—	(77)
Net loss	—	—	—	—	—	—	—	—	(51,955)	(51,955)
Balances, December 31, 2022	—	$—	—	$—	24,699,553	$3	$236,693	$(43)	$(136,683)	$99,970

The accompanying notes are an integral part of these consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(51,955)	$(39,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,320	3,891
Depreciation and amortization	88	50
Amortization/accretion on short-term investments	(817)	202
Changes in the fair value of performance award	(415)	444
Non-cash lease expense	441	—
Loss on disposal of fixed asset	17	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	878	(4,711)
Accounts payable and accrued expenses	518	1,780
Operating lease liabilities	(437)	—
Other current and long-term liabilities	—	131
Net cash used in operating activities	(47,362)	(37,983)
Cash flows from investing activities
Purchases of property and equipment	(346)	(198)
Purchase of available-for-sale short-term investments	(101,596)	(31,406)
Proceeds from maturities of available-for-sale short-term investments	44,100	8,228
Net cash used in investing activities	(57,842)	(23,376)
Cash flows from financing activities
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	47,238
Proceeds from initial public offering, net of offering costs	—	84,612
Proceeds from at-the-market facility, net of offering costs	193	—
Proceeds from issuance of common stock in connection with equity plans	278	556
Net cash provided by financing activities	471	132,406
Net (decrease) increase in cash and cash equivalents	(104,733)	71,047
Cash and cash equivalents, beginning of year	124,660	53,613
Cash and cash equivalents, end of year	$19,927	$124,660
Noncash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$1,733	$—
Noncash investing and financing activities:
Vesting of unvested exercised options	$—	$4

The accompanying notes are an integral part of these consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

1. Organization and Business

Organization

Reneo Pharmaceuticals, Inc. (Reneo or the Company) commenced operations on September 22, 2014 as a clinical-stage pharmaceutical company focused on the development of therapies for patients with rare genetic mitochondrial diseases. In December 2017, the Company in-licensed mavodelpar (REN001), a novel oral peroxisome proliferator-activated receptor delta (PPARδ) agonist.

Public Offerings

On April 13, 2021, the Company completed an initial public offering (IPO) of its common stock. In connection with its IPO, the Company sold and issued 6,250,000 shares of its common stock at a price to the public of $15.00 per share. The gross proceeds from the IPO were approximately $93.8 million before deducting underwriting discounts and commissions of $6.6 million and offering expenses of approximately $2.6 million payable by the Company.

At the closing of the IPO, 71,183,500 shares of outstanding convertible preferred stock were automatically converted into 15,907,629 shares of common stock. Following the IPO, there were no shares of preferred stock outstanding.

In May 2022, the Company entered into an at-the-market equity offering sales agreement with SVB Securities LLC (ATM facility) under which it may offer and sell, from time to time at its sole discretion, up to $20.0 million in shares of its common stock. For the year ended December 31, 2022, the Company has sold and issued approximately 100,000 shares of its common stock under the ATM facility.

Liquidity

The Company follows Accounting Standards Codification (ASC) Topic 205-40, Presentation of Financial Statements—Going Concern, which requires that management perform a two-step analysis over its ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the consolidated financial statements are issued (step 1). If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt (step 2).

From its inception in 2014, the Company has incurred significant losses and negative cash flows from operations. As of December 31, 2022, the Company had cash, cash equivalents and short-term investments of $101.2 million and an accumulated deficit of $136.7 million. The Company had a net loss of $52.0 million and used cash of $47.4 million for operating activities for the year ended December 31, 2022. Since inception through December 31, 2022, the Company has funded its operations primarily with the net proceeds from the issuance of convertible preferred stock and common stock. Management has prepared cash flow forecasts which indicate that based on the Company’s expected operating losses and negative cash flows, there is substantial doubt about the Company’s ability to continue as a going concern for twelve months after the date the consolidated financial statements for the year ended December 31, 2022 are issued. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

Due to the Company’s continuing research and development activities, the Company expects to continue to incur net losses into the foreseeable future and may never become profitable. The Company plans to fund its losses from operations and capital funding needs through public or private equity offerings or debt financings, credit or loan facilities, collaborations, strategic alliances, licensing arrangements or a combination of one or more of these funding sources.

There can be no assurance that the Company will be successful in obtaining additional funding, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could negatively impact the Company’s business, results of operations, and future prospects. The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, disruptions to, and volatility in, financial markets in the United States and worldwide, including those resulting from the ongoing COVID-19 pandemic, bank failures, actual or perceived changes in interest rates and economic inflation. The Company may not be able to secure additional financing in a timely manner or on favorable terms, if at all. In addition, successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP) and reflect the operation of the Company and its wholly owned subsidiary. All intercompany balances and transactions among the consolidated entities have been eliminated in consolidation.

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

Risks and Uncertainties

Any product candidates developed by the Company will require approvals from the U.S. Food and Drug Administration or foreign regulatory agencies prior to commercial sales. There can be no assurance that the Company’s current product candidates will meet desired efficacy and safety requirements to obtain the necessary approvals. If approval is denied or delayed, it may have a material adverse impact on the Company’s business and its financial statements.

The Company is subject to a number of risks similar to other clinical-stage pharmaceutical companies including, but not limited to, dependency on the clinical and commercial success of the Company’s product candidate, mavodelpar, ability to obtain regulatory approval of mavodelpar, the need for substantial additional financing to achieve its goals, uncertainty of broad adoption of its approved products, if any, by physicians, consumers and third-party payors, significant competition and untested manufacturing capabilities, and dependence on key individuals and sole source suppliers.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. As of December 31, 2022 and 2021, the Company had cash balances deposited at major financial institutions. Cash balances are subject to minimal credit risk as the balances are with high credit quality financial institutions. Cash and cash equivalents include cash in readily available checking, money market accounts and repurchase agreements.

Short-term Investments

The Company accounts for short-term investments in accordance with ASC Topic 320, Investments – Debt and Equity Securities. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determinations at each reporting period.

At December 31, 2022, the Company’s investments comprised of U.S. treasury securities and commercial paper classified as available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Realized gains and losses on sales of investments are included in interest income and are derived using the specific identification method for determining the cost of securities.

The Company recognizes an impairment charge when a decline in the fair value of its investments in debt securities below the amortized cost basis of such securities is judged to be other-than temporary impaired. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value, the potential recovery period and if the entity has the intent to sell the security, or if it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. The Company did not recognize any other-than-temporary impairment charges on its short-term investments during the years ended December 31, 2022 and 2021.

Money market account balances are included as cash and cash equivalents on the consolidated balance sheets, which are also disclosed in Note 3, Fair Value Measurements.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. Long-lived assets are evaluated for impairment when events and circumstances indicate the assets might be impaired by first comparing the estimated future undiscounted cash flows of the asset or asset group to the carrying value. If the carrying value exceeds the estimated future undiscounted cash flows, an impairment loss is recognized based on the amount that the carrying value exceeds the fair value of the asset or asset group. The Company did not recognize impairment losses during the years ended December 31, 2022 and 2021.

Leases

The Company determines if an arrangement includes a lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company's lease terms may include options to extend or terminate a lease when it is reasonably certain that it will exercise that option. The Company combines lease and non-lease components when determining lease payments.

Right-of-use (ROU) assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term, unless there is a transfer of title or purchase option the Company is reasonably certain to exercise. For leases where an implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on information available at the lease commencement date to determine the present value of future lease payments. Lease expense for operating leases is recognized on a straight-line basis over the expected lease term.

Research and Development Costs and Accruals

All research and development costs are expensed as incurred. Research and development costs consist primarily of costs associated with manufacturing drug substance and drug product, costs associated with preclinical studies, clinical trials managed through contract research organizations (CROs) and other third parties, license fees, salaries and employee benefits.

The Company bases its expense accruals related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on its behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under certain contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing costs, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period.
Nonrefundable advance payments for goods and services, including fees for process development or manufacturing and distribution of clinical supplies that will be used in future research and development activities, are deferred and recognized as expense in the period that the related goods are consumed, or services are performed.

To date, the Company has not experienced significant changes in its estimates of accrued research and development expenses after a reporting period.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

The Company is subject to taxation in the United States and the United Kingdom (UK). As of December 31, 2022, the Company’s tax years since inception are subject to examination by taxing authorities in the United States, and the UK tax returns from 2018 forward are subject to examination.

Stock-Based Compensation

The Company recognizes stock-based compensation expense for grants under its 2014 and 2021 Equity Incentive Plans and employee stock purchase plan (ESPP). The Company accounts for all stock-based awards granted to employees and directors at their fair value and recognizes compensation expense over the award’s vesting period. Determining the amount of stock-based compensation to be recorded requires the Company to develop estimates of fair values of stock options as of the grant date. The Company calculates the grant date fair values of stock options using the Black-Scholes valuation model, which requires the input of subjective assumptions, including but not limited to expected stock price volatility over the term of the awards and the expected term of stock options. The fair value of restricted stock awards granted to employees is based on the quoted closing market price per share on grant date.

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

Foreign Currency Transactions

The functional currency of Reneo Pharma Ltd, the Company’s wholly owned subsidiary in the UK, is the U.S. dollar. All foreign exchange transactional and remeasurement gains and losses are recognized in the consolidated statements of operations and comprehensive loss. For the years ended December 31, 2022 and 2021, total foreign currency gains and losses were immaterial.

Comprehensive Income or Loss

Comprehensive income or loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources.

Net Loss Per Share

The Company computes basic loss per share by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company has reported net losses for the years ended December 31, 2022 and 2021. As a result, the Company has, excluded all outstanding common stock equivalents including the Company’s stock options, performance-based and market-based RSUs, and employee stock purchase plan, from the diluted net loss per share calculation for the years ended December 31, 2022 and 2021 because such shares are anti-dilutive.

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect:

	As of December 31,
	2022	2021
Common stock options outstanding	5,877,745	4,215,643
Unvested restricted stock units	329,500	299,500
Total	6,207,245	4,515,143

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (ASC 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheets for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires a lessee to recognize a liability for lease payments (lease liability) and a ROU asset (representing its right to use the underlying asset for the lease term) on the balance sheet. In July 2018, the FASB issued ASU 2018-11, Leases (ASC 842): Targeted Improvements, which provides entities an optional transition method to apply the new guidance as of the adoption date, rather than as of the earliest period presented. In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the effective date, unless the lease was modified, to not reassess (a) whether a contract is or contains a lease, (b) lease classification or (c) determination of initial direct costs, which effectively allows entities to carryforward accounting conclusions under previous GAAP. The Company adopted this standard on January 1, 2022, using the optional transitional method and elected the package of practical expedients in transition for leases that commenced prior to January 1, 2022.

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

Other accounting standard updates effective for interim and annual periods beginning after December 31, 2022 are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

ASC Topic 820 identifies fair value as the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC Topic 820 establishes a three-tier fair value hierarchy that distinguishes between the following:

•
Level 1 – Observable inputs such as quoted prices in active markets for identical assets or liabilities.
•
Level 2 – Inputs, other than quoted prices in active markets, which are observable for the asset or liability, either directly or indirectly.
•
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

The Company categorizes its money market funds as Level 1, using the quoted prices in active markets. Commercial paper and U.S. treasury securities are categorized as Level 2, using significant other observable inputs. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets.

Investments are reviewed periodically to identify possible other-than-temporary impairments. As the Company has the ability and intends to hold these investments with unrealized losses for a reasonable period of time sufficient for the recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired for any of the periods presented.

In connection with the Company's chief executive officer's (CEO) employment agreement, he is entitled to receive a special performance bonus in the amount of $7.5 million (Performance Award), payable in cash, common stock or a combination of cash and common stock, at the election of the Company, based on achievement of certain conditions as described in more detail in Note 8. The Company estimated the fair value of the Performance Award using a Monte Carlo simulation, which incorporates the stock price at the date of the valuation and utilizes Level 3 inputs such as volatility, probabilities of success, and other inputs that are not observable in active markets. The Performance Award is required to be measured at fair value on a recurring basis each reporting period, with changes in the fair value recognized in general and administrative expense in the consolidated statements of operations and comprehensive loss over the derived service period of the award.

No assets or liabilities were transferred into or out of their classifications during the years ended December 31, 2022 and 2021.

The recurring fair value measurement of the Company’s assets and liabilities measured at fair value at December 31, 2022 consisted of the following (in thousands):

	Quoted Prices in Active Markets For Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents:
Money market investments	$9,365	$—	$—	$9,365
Commercial paper	—	4,978	—	4,978
Short-term Investments:
U.S. treasury securities	—	76,253	—	76,253
Commercial paper	—	4,993	—	4,993
Total	$9,365	$86,224	$—	$95,589
Liabilities
Performance award	$—	$—	$29	$29
Total	$—	$—	$29	$29

The recurring fair value measurement of the Company’s assets and liabilities measured at fair value at December 31, 2021 consisted of the following (in thousands):

	Quoted Prices in Active Markets For Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents:
Money market investments	$118,535	$—	$—	$118,535
Short-term Investments:
Commercial paper	—	23,010	—	23,010
Total	$118,535	$23,010	$—	$141,545
Liabilities
Performance award	$—	$—	$444	$444
Total	$—	$—	$444	$444

The following table sets forth a summary of changes in the fair value of the Company’s performance award liability (in thousands):

Performance Award
Balance as of January 1, 2022	$444
Change in fair value	(415)
Balance as of December 31, 2022	$29

The following tables summarize the gross unrealized gains and losses of the Company’s available-for-sale securities as of December 31, 2022 and 2021 (in thousands):

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. treasury securities	$76,297	$2	$(46)	$76,253
Commercial paper	4,993	—	—	4,993
Total	$81,290	$2	$(46)	$81,246

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Commercial paper	$23,013	$—	$(3)	$23,010
Total	$23,013	$—	$(3)	$23,010

4. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	As of December 31,
	2022	2021
Computer, software and office equipment	$300	$315
Leasehold improvements	255	30
Total property and equipment, gross	555	345
Less: accumulated depreciation and amortization	(102)	(133)
Total property and equipment, net	$453	$212

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of December 31,
	2022	2021
Accrued clinical and regulatory	$1,872	$1,236
Accrued contract manufacturing cost	1,583	1,482
Accrued compensation	807	1,027
Accrued research and development-other	565	435
Total accrued expenses	$4,827	$4,180

6. Leases

The Company’s headquarters are located in Irvine, California, where it leases office space. The Company leases additional office space located in San Diego, California, and in Sandwich, United Kingdom. The lease terms for the Irvine, San Diego, and Sandwich offices extend through November 30, 2026, July 31, 2023, and October 23, 2027, respectively.

On October 20, 2022, the Company entered into a lease agreement for of office space located in Sandwich, United Kingdom, with a term of 5 years and a termination option after three years, which commenced in December 2022. In connection with the lease, the Company recorded $0.2 million in ROU and lease liabilities at commencement date.

At December 31, 2022, the weighted average incremental borrowing rate was 5% and the weighted average remaining lease term was 3.9 years for the operating leases held by the Company. For the year ended December 31, 2022, cash paid for amounts included for the measurement of lease liabilities was $0.5 million. For the year ended December 31, 2022, the Company recorded operating lease expense of $0.5 million.

Maturities of lease liabilities by fiscal year for the Company's operating leases are as follows:

As of December 31, 2022
2023	$473
2024	381
2025	381
2026	343
2027	34
Total lease payments	1,612
Less: Imputed interest	(149)
Present value of lease liabilities	$1,463

7. Convertible Preferred Stock

Preferred Stock

The Company has authorized up to 10,000,000 shares of preferred stock, $0.0001 par value per share, for issuance. The Company’s preferred stock will have such rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, which will be determined by its board of directors upon its issuance. As of December 31, 2022, there were no shares of preferred stock outstanding.

In connection with the IPO in April 2021, all outstanding shares of Series A convertible preferred and Series B convertible preferred stock were converted into 5,430,957 and 10,476,672 shares of common stock, respectively.

8. Stock-Based Compensation

In March 2021, the Company’s board of directors adopted the Company’s 2021 Equity Incentive Plan (2021 Plan), which is the successor to the Company's 2014 Equity Incentive Plan (2014 Plan). As of the effective date of the 2021 Plan, awards granted under the 2014 Plan that are forfeited or otherwise become available under the 2014 Plan will be included and available for issuance under the 2021 Plan. Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other awards to individuals who are employees, officers, directors or consultants of the Company, and employees and consultants of the Company’s affiliates.

Under the 2014 Plan, certain employees were granted the ability to early exercise their options. The shares of common stock issued pursuant to the early exercise of unvested stock options are restricted and continue to vest over the requisite service period after issuance. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. As of December 31, 2022, there were no shares subject to stock options that have been early exercised.

Shares Reserved for Future Issuance

As of December 31, 2022, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Common stock options outstanding	5,877,745
Unvested restricted stock units	329,500
Available for future grants under the 2021 Equity Incentive Plan	546,521
Available for future grants under the 2021 Employee Stock Purchase Plan	383,917
Total shares of common stock reserved	7,137,683

Stock Options

A summary of the Company’s stock option activity and related information for the year ended December 31, 2022 is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	4,215,643	$5.49	8.5	$13,530
Granted	2,067,976	2.51
Exercised	(54,535)	2.01
Forfeited/Expired	(351,339)	5.60
Outstanding at December 31, 2022	5,877,745	$4.47	8.2	$907
Vested at December 31, 2022	2,159,499	$5.20	6.7	$101
Exercisable at December 31, 2022	2,947,283	$5.12	7.0	$101

Options exercisable at December 31, 2022 include vested options and options eligible for early exercise. All outstanding options as of December 31, 2022 are expected to vest.

Unrecognized stock-based compensation expense at December 31, 2022 was $10.0 million, which is expected to be recognized over a weighted-average vesting term of 2.9 years.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	3.4%	0.9%
Expected volatility	84.8%	78.3%
Expected term (in years)	6.0	6.0
Expected dividend yield	—%	—%

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

Restricted Stock Units (RSUs)

RSUs consist of performance-based units (PSUs) and market-based units (MSUs). The following table summarizes RSU activities as of December 31, 2022:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	299,500	$6.32
Granted	60,000	2.95
Cancelled	(30,000)	6.69
Unvested at December 31, 2022	329,500	$5.67

Performance-Based Units

The PSUs vest based on the Company achieving certain regulatory milestones and are subject to the employee’s continued employment with the Company through the achievement date. The fair value of the awards was based on the value of the Company’s common stock at the grant date of the award and expense recognition is based on the probability of achieving the performance conditions. Stock-based compensation expense is adjusted in future periods for subsequent changes in the expected outcome of the performance conditions. The Company has 209,500 unvested shares underlying PSUs as of December 31, 2022. The Company concluded that achievement of the performance conditions was not probable as of December 31, 2022 and 2021, and therefore no stock-based compensation expense was recognized for the years ended December 31, 2022 and 2021 in connection with the PSUs. As of December 31, 2022, unrecognized stock-based compensation expense related to the PSUs that were deemed not probable was $1.4 million.

Market-Based Units

The MSUs vest based on the Company’s closing stock price trading above $20 per share for 30 consecutive trading days subject to the employee’s continued employment with the Company through the date of achievement. The share price of the Company’s common stock on the date of issuance of the MSUs was $2.78 per share. The fair value was based on Monte Carlo simulation model on the grant date. Stock-based compensation expense is recognized over the derived service period of approximately 3 years. The Company has 120,000 unvested shares underlying MSUs as of December 31, 2022. Stock-based compensation expense related to the

MSUs during the years ended December 31, 2022 and 2021 was immaterial. As of December 31, 2022, there was $0.3 million of unrecognized stock-based compensation expense related to this MSU.

Performance Award

In connection with the CEO’s employment agreement, he is entitled to receive a Performance Award in the amount of $7.5 million, payable in cash, common stock or a combination of cash and common stock, at the election of the Company, in the event that (i) the Company’s market value exceeds $750 million utilizing the volume-weighted average of the closing sale price of its common stock on the Nasdaq Stock Market or other principal exchange for each of the 30 trading days immediately prior to the measurement date, or (ii) the fair market value of the net proceeds available for distribution to the Company’s stockholders in connection with a change in control as defined in the Company’s severance benefit plan, as determined in good faith by its board of directors, exceeds $750 million. The Company has determined that the Performance Award is subject to ASC 718, Compensation – Stock Compensation and includes both market and performance conditions. Since the IPO, neither of the events have yet been satisfied. The Company estimated the fair value of the Performance Award at each reporting period using the Monte Carlo simulation (Note 3), which is recognized as stock-based compensation expense over the derived service period.

For the year ended December 31, 2022, the Company reversed approximately $0.4 million in stock-based compensation expenses as a direct result of decreased value of the Performance Award caused by a decline in the Company’s common stock price.

2021 Employee Stock Purchase Plan

In March 2021, the Company’s board of directors adopted the ESPP, which became effective immediately prior to the execution of the underwriting agreement in connection with the Company’s IPO. As of December 31, 2022, 103,719 shares have been issued under the ESPP.

In September 2021, the Company’s board of directors adopted the Company’s 2021 UK Sharesave Sub-plan (SAYE). An allocation of 25,875 shares of common stock from the ESPP reserve pool was approved and reserved for issuance under the SAYE. No shares have been issued under the SAYE through December 31, 2022.

The stock-based compensation expense related to the ESPP and the SAYE for the year ended December 31, 2022, was $0.2 million and was immaterial for the year ended December 31, 2021.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense, including expense associated with award modifications for unvested options, reflected in the consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$1,593	$1,036
General and administrative	2,727	2,855
Total	$4,320	$3,891

In December 2022, the Company's Compensation Committee approved an extension of the post-termination exercise period applicable to each outstanding stock option, approximately 613,000 shares, held by the Company's non-employee directors, such that upon the termination of service, each option will remain exercisable through the lessor of i) three years or ii) end of the term of such option from the date of grant. The Company recognized $0.2 million in stock-based compensation expense related to this modification in December 2022.

9. License Agreement

In December 2017, the Company entered into a license agreement with vTv Therapeutics LLC (vTv Therapeutics) (the vTv License Agreement), under which the Company obtained an exclusive, worldwide, sublicensable license under certain vTv Therapeutics intellectual property to develop, manufacture and commercialize peroxisome proliferator-activated receptor delta (PPARδ) agonists and products containing such PPARδ agonists, including mavodelpar, for any therapeutic, prophylactic or diagnostic application in humans. To date, the Company has paid a $3.0 million upfront payment and $2.0 million in milestone payments and issued an aggregate of 576,443 shares of its common stock to vTv Therapeutics.

Upon the achievement of certain pre-specified development and regulatory milestones, the Company is also required to pay vTv Therapeutics milestone payments totaling up to $64.5 million. The Company is also required to pay vTv Therapeutics up to $30.0 million in total sales-based milestones upon achievement of certain sales thresholds of the licensed product. In addition, the Company is obligated to make royalty payments to vTv Therapeutics at mid-single digit to low teen percentage royalty rates, based on tiers of annual net sales of licensed products, subject to certain customary reductions. A milestone payment of $2.0 million was achieved and recorded for the year ended December 31, 2021. There were no milestone payments achieved or recorded for the year ended December 31, 2022.

10. Income Taxes

The Company’s net loss was generated in the following jurisdictions (in thousands):

	Year Ended December 31,
	2022	2021
Domestic	$(51,994)	$(39,718)
Foreign	39	(52)
Net loss	$(51,955)	$(39,770)

The components of net deferred taxes consisted of the following (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
NOL carryforwards	$16,381	$13,446
Capitalized research and development expenses	7,465	—
Credit carryforwards	4,061	2,155
Intangible assets	3,202	3,469
Compensation accruals	989	653
Operating lease liabilities	316	—
Depreciation	78	104
Other accruals and reserves	—	35
Other	2	2
Gross deferred tax assets	32,494	19,864
Less valuation allowance	(32,214)	(19,864)
Total deferred tax assets	280	—
Deferred tax liabilities:
ROU assets	(280)	—
Net deferred tax assets (liabilities)	$—	$—

For the years ended December 31, 2022 and 2021, the Company recorded no provision for income taxes. A reconciliation of the effective tax rate to the amount computed by applying the statutory federal income tax rate to the loss from operations is summarized for the years ended December 31, 2022 and 2021, as follows:

	As of December 31,
	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%
Tax credits, net	3.4%	3.5%
Return-to-provision adjustment	0.5%	(0.1)%
Other	(0.8)%	(1.0)%
GILTI inclusion	(0.3)%	(0.5)%
Valuation allowance	(23.8)%	(22.9)%
U.S. federal effective tax rate	0.0%	0.0%

The Company had federal net operating loss (NOL) carryforwards available of approximately $74.7 million as of December 31, 2022, before consideration of limitations under Section 382 of the Internal Revenue Code of 1986, as amended (Section 382), as further described below. The federal NOLs generated after 2017 of $73.1 million will carry forward indefinitely. NOLs generated prior to 2018 of $1.6 million will begin to expire in 2034. Additionally, the Company had state NOL carryforwards available of $1.6 million as of December 31, 2022. The state NOLs may be used to offset future taxable income and will begin to expire in 2034. The Company has generated UK NOLs of $2.2 million which carryforward indefinitely.

At December 31, 2022, the Company had federal and state tax credit carry forwards of approximately $10.6 million and $0.5 million, respectively. The Company has not performed a formal research and development credit study with respect to these credits. The federal credits will begin to expire in 2034, if unused, and the state credits carry forward indefinitely.

The future utilization of the Company’s NOL and tax credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of changes in ownership by stockholders that hold 5% or more of the Company’s common stock. An assessment of such ownership changes under Section 382 was not completed through December 31, 2022. To the extent that an assessment is completed in the future, the Company’s ability to utilize tax attributes could be restricted on a year-by-year basis and certain attributes could expire before they are utilized. The Company will examine the impact of any potential ownership changes in the future.

The Company has elected to record the inclusion related to the Global Intangible Low-Taxed Income (GILTI) in the period incurred. The estimated GILTI inclusion generated by the Company’s wholly-owned controlled foreign corporation in the United Kingdom for the year ended December 31, 2022 was $0.8 million. This amount is included in the income tax provision, however, has zero impact to the provision due to the full valuation allowance.

The Company has established a full valuation allowance for its deferred tax assets due to uncertainties that preclude it from determining that it is more likely than not that the Company will be able to generate sufficient taxable income to realize such assets. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2022. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth. Based on this evaluation, as of December 31, 2022, a full valuation allowance of $32.2 million has been recorded against the Company net deferred tax assets, as the Company has determined that none of the Company’s balance of deferred tax assets is more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted in the future if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, such as estimates of future taxable income during carryforward periods and the Company’s projections for growth.

The following table summarizes the changes to unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2022	2021
Beginning balance of unrecognized tax benefits	$2,999	$258
Additions based on tax positions related to the current year	4,095	2,741
Ending balance of unrecognized tax benefits	$7,094	$2,999

The amount of the unrecognized tax benefits that would impact the effective tax rate, absent the valuation allowance, would be $7.1 million. Due to the full valuation allowance, the impact, however, is zero. At December 31, 2022 and 2021, the Company has not accrued any interest or penalties related to uncertain tax positions. The Company does not anticipate that there will be a significant change in the amount of unrecognized tax benefits over the next 12 months. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company is subject to taxation in the United States and the UK. The Company’s federal and state returns since inception are subject to examination due to the carryover of net operating losses. The Company has not been, nor is it currently, under examination by any tax authorities. The UK tax returns from 2018 forward are subject to examination by the UK tax authorities.

11. Commitments and Contingencies

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

401(k) Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. Matching contributions to the 401(k) plan are made for certain eligible employees to meet non-discrimination provisions of the plan. During the years ended December 31, 2022 and 2021, the expense recorded by the Company was immaterial.

12. Subsequent Events

Subsequent to December 31, 2022 through the date of this report, the Company has sold and issued approximately 400,000 shares of common stock under the ATM facility.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our principal executive officer and our principal financial officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO framework). Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of our internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of our internal control over financial reporting are not omitted, and is relevant to an evaluation of internal control over financial reporting.

Based on its evaluation under the COSO framework, our management concluded that the Company maintained effective internal control over financial reporting at a reasonable assurance level as of December 31, 2022, based on those criteria.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item and not set forth below is incorporated by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2023 Annual Meeting of Stockholders (the Proxy Statement), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022, under the sections headed “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Executive Officers.”

Code of Business Conduct and Ethics

We maintain a Code of Conduct that applies to all our employees, officers and directors. This includes our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The full text of our Code of Conduct is posted on our website at www.reneopharma.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director that are required to be disclosed pursuant to SEC rules, we will promptly disclose the nature of the amendment or waiver on our website or in a current report on Form 8-K.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022, under the section headed “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022, under the sections headed “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022, under the sections headed “Transactions with Related Persons and Indemnification” and “Information Regarding the Board of Directors and Corporate Governance.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022, under the section headed “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibit and Financial Statement Schedules

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

4.3		Description of Common Stock of the Registrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-40315), filed with the SEC on March 23, 2022).

Agreements with Executive Officers and Directors

10.1	+

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

Exhibit Number		Description

10.7	+

Employment Agreement by and between the Registrant and Ashley F. Hall, J.D., dated October 11, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2021 (File No. 001-40315).

10.8	+

Form of Indemnity Agreement by and between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-254534), filed with the SEC on April 5, 2021).

10.9	+*	Reneo Pharmaceuticals, Inc. Non-Employee Director Compensation Policy, as amended.

10.10	+

Letter Agreement by and between Registrant and Paul W. Hoelscher, dated January 20, 2022 (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K (File No. 001-40315), filed with the SEC on March 23, 2022).

10.11	+

Transition, Separation and Consulting Agreement by and between the Registrant and Vineet R. Jindal, dated February 2, 2022 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 001-40315), filed with the SEC on March 23, 2022).

10.12	+

Letter Agreement by and between the Registrant and Roshawn Blunt, dated August 2, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40315), filed with the SEC on August 9, 2022).

Patent and License Agreements

10.13	#

License Agreement by and between the Registrant and vTv Therapeutics LLC, dated December 21, 2017 (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-254534), filed with the SEC on April 5, 2021).

Sales Agreements

10.14

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

Exhibit Number		Description
10.18	+*

Forms of (i) Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise, (ii) Stock Option Grant Notice - International, Stock Option Agreement - International and Notice of Exercise - International and (iii) Non-Employee Director Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise – Non-Employee Director under the Reneo Pharmaceuticals, Inc. 2021 Equity Incentive Plan.

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

Reneo Pharmaceuticals, Inc. Severance Benefit Plan, as amended as of September 27, 2022, and form of Participation Agreement thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2022).

10.24	+

Reneo Pharmaceuticals, Inc. UK Sharesave Sub-Plan to the Reneo Pharmaceuticals, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2021).

Other

21.1	*	Subsidiaries of the Registrant.

23.1	*	Consent of independent registered public accounting firm.

24.1	*	Power of Attorney (see signature page).

31.1	*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Description
32.1	*†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

RENEO PHARMACEUTICALS, INC.
March 27, 2023
	By:	/s/ Gregory J. Flesher
Gregory J. Flesher
President & Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gregory J. Flesher and Jennifer P. Lam and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gregory J. Flesher	President and Chief Executive Officer	March 27, 2023
Gregory J. Flesher	(Principal Executive Officer)

/s/ Jennifer P. Lam	Senior Vice President of Finance	March 27, 2023
Jennifer P. Lam	(Principal Financial and Accounting Officer)

/s/ Michael Grey	Executive Chairman	March 27, 2023
Michael Grey

/s/ Roshawn A. Blunt	Director	March 27, 2023
Roshawn A. Blunt

/s/ Eric Dube	Director	March 27, 2023
Eric Dube, Ph. D.

/s/ Paul W. Hoelscher	Director	March 27, 2023
Paul W. Hoelscher

/s/ Edward T. Mathers	Director	March 27, 2023
Edward T. Mathers

/s/ Bali Muralidhar	Director	March 27, 2023
Bali Muralidhar, M.D., Ph. D.

/s/ Niall O’Donnell	Director	March 27, 2023
Niall O’Donnell, Ph. D.

/s/ Stacey D. Seltzer	Director	March 27, 2023
Stacey D. Seltzer