Form 10-Q
period 2023-03-31
Reneo Pharmaceuticals, Inc.
filed 2023-05-11
CIK 1637715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 9, 2023, there were 33,655,123 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RENEO PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(In thousands, except share and par value data)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,395	$19,927
Short-term investments	63,392	81,246
Prepaid expenses and other current assets	3,231	5,180
Total current assets	97,018	106,353
Property and equipment, net	581	453
Right-of-use assets	1,188	1,292
Other non-current assets	81	84
Total assets	$98,868	$108,182
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,802	$1,893
Accrued expenses	8,316	4,827
Operating lease liabilities, current portion	363	404
Total current liabilities	10,481	7,124
Operating lease liabilities, less current portion	979	1,059
Performance award	324	29
Total liabilities	11,784	8,212
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2023 and December 31, 2022; 25,107,430 and 24,699,553 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	238,859	236,693
Accumulated deficit	(151,790)	(136,683)
Accumulated other comprehensive income (loss)	12	(43)
Total stockholders’ equity	87,084	99,970
Total liabilities and stockholders’ equity	$98,868	$108,182

The accompanying notes are an integral part of these consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$10,991	$9,278
General and administrative	5,132	3,737
Total operating expenses	16,123	13,015
Loss from operations	(16,123)	(13,015)
Other income (loss)	1,016	(21)
Net loss	(15,107)	(13,036)
Unrealized gain on short-term investments	55	30
Comprehensive loss	$(15,052)	$(13,006)
Net loss per share attributable to common stockholders, basic and diluted	$(0.60)	$(0.53)
Weighted-average shares used in computing net loss per share, basic and diluted	25,036,410	24,458,290

The accompanying notes are an integral part of these consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances, December 31, 2022	24,699,553	$3	$236,693	$(43)	$(136,683)	$99,970
Stock based compensation	—	—	1,157	—	—	1,157
Issuance of common stock in connection with the at-the-market facility, net of issuance costs	407,877	—	1,009	—	—	1,009
Other comprehensive income	—	—	—	55	—	55
Net loss	—	—	—	—	(15,107)	(15,107)
Balances, March 31, 2023	25,107,430	$3	$238,859	$12	$(151,790)	$87,084

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances, December 31, 2021	24,455,390	$3	$231,902	$34	$(84,728)	$147,211
Stock based compensation	—	—	1,107	—	—	1,107
Issuance of common stock in connection with equity plans	3,160	—	6	—	—	6
Other comprehensive income	—	—	—	30	—	30
Net loss	—	—	—	—	(13,036)	(13,036)
Balances, March 31, 2022	24,458,550	$3	$233,015	$64	$(97,764)	$135,318

The accompanying notes are an integral part of these consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(15,107)	$(13,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,157	1,107
Depreciation and amortization	41	19
Amortization/accretion on short-term investments	(770)	1
Changes in the fair value of performance award	295	(387)
Non-cash lease expense	120	143
Loss on disposal of fixed asset	3	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,952	2,011
Accounts payable and accrued expenses	3,398	1,251
Operating lease liabilities	(137)	(108)
Net cash used in operating activities	(9,048)	(8,999)
Cash flows from investing activities
Purchases of property and equipment	(172)	(44)
Purchase of available-for-sale short-term investments	(28,321)	(16,029)
Proceeds from maturities of available-for-sale short-term investments	47,000	21,500
Net cash provided by investing activities	18,507	5,427
Cash flows from financing activities
Proceeds from at-the-market facility, net of offering costs	1,009	6
Net cash provided by financing activities	1,009	6
Net increase (decrease) in cash and cash equivalents	10,468	(3,566)
Cash and cash equivalents, beginning of period	19,927	124,660
Cash and cash equivalents, end of period	$30,395	$121,094
Noncash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$—	$1,524

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

From its inception in 2014, the Company has incurred significant losses and negative cash flows from operations. As of March 31, 2023, the Company had cash, cash equivalents and short-term investments of $93.8 million and an accumulated deficit of $151.8 million. The Company had a net loss of $15.1 million and used cash of $9.0 million for operating activities for the three months ended March 31, 2023. Since inception through March 31, 2023, the Company has funded its operations primarily with the net proceeds from the issuance of convertible preferred stock and common stock.

The Company expects that its existing balance of cash, cash equivalents and short-term investments as of March 31, 2023, together with the net proceeds from the May 2023 public offering and May 2023 private placement (see Footnote 10), are sufficient to fund operations through the Company’s planned near-term clinical milestones, but not for more than one year after the date of the filing of this Quarterly Report on Form 10-Q and therefore management has concluded that substantial doubt exists about the Company's ability to continue as a going concern. Management plans to alleviate this risk by raising additional capital through public or private equity offerings or debt financings, credit or loan facilities, collaborations, strategic alliances, licensing arrangements or a combination of one or more of these funding sources. In addition, the Company has the ability to defer certain commercial activities until additional capital is received.

There can be no assurance that the Company will be successful in obtaining additional funding, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could negatively impact the Company’s business, results of operations, and future prospects. The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, disruptions to, and volatility in, financial markets in the United States and worldwide, including those resulting from the coronavirus (COVID-19) pandemic, bank failures, actual or perceived changes in interest rates and economic inflation. The Company may not be able to secure additional financing in a timely manner or on favorable terms, if at all. In addition, successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The Company has prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information not misleading. The Company recommends that the unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements, have been included in the accompanying unaudited financial statements. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of March 31, 2023; all intercompany transactions and balances have been eliminated.

Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of these consolidated financial statements for the three months ended March 31, 2023 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standard Board (FASB) issued Accounting Standard Update (ASU) 2016-13, Financial Instruments - Credit Losses (ASC 326), Measurement of Credit Losses on Financial Instruments. The standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction in the carrying value of the asset. Entities will no longer be permitted to consider the length of time that fair value has been less than amortized cost when evaluating when credit losses should be recognized. This new guidance was effective for the Company as of January 1, 2023. The Company adopted the guidance as of January 1, 2023, with no material impact on its financial statements and related disclosures.

Recent Accounting Pronouncements Not Yet Adopted

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

3. Net Loss Per Share

The Company computes basic loss per share by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock shares to be issued upon exercise of all outstanding stock options and restricted stock units were excluded from the diluted net loss per share calculation for the three months ended March 31, 2023 and 2022 because such shares are anti-dilutive.

Historical outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following:

	As of March 31,
	2023	2022
Common stock options outstanding	6,013,345	4,262,702
Unvested restricted stock units	369,500	279,500
Total	6,382,845	4,542,202

4. Fair Value Measurements

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

In connection with the Company’s chief executive officer’s (CEO) employment agreement, he is entitled to receive a special performance bonus in the amount of $7.5 million (Performance Award), payable in cash, common stock or a combination of cash and common stock, at the election of the Company, based on achievement of certain conditions as described in more detail in Note 8. The Company estimated the fair value of the Performance Award using a Monte Carlo simulation, which incorporates the stock price at the date of the valuation and utilizes Level 3 inputs such as volatility, probabilities of success, and other inputs that are not observable in active markets. The Performance Award is required to be measured at fair value on a recurring basis each reporting period, with changes in the fair value recognized in general and administrative expense in the consolidated statements of operations and comprehensive loss over the derived service period of the award.

No assets or liabilities were transferred into or out of their classifications during the three months ended March 31, 2023.

The recurring fair value measurement of the Company’s assets and liabilities measured at fair value at March 31, 2023 consisted of the following (in thousands):

	Quoted Prices in Active Markets For Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents:
Money market investments	$27,365	$—	$—	$27,365
Short-term investments:
U.S. treasury securities	—	63,392	—	63,392
Total	$27,365	$63,392	$—	$90,757
Liabilities
Performance award	$—	$—	$324	$324
Total	$—	$—	$324	$324

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

The following table summarizes changes in fair value measurements of the Performance Award during the three months ended March 31, 2023 (in thousands):

Performance Award
Balance as of January 1, 2023	$29
Change in fair value	295
Balance as of March 31, 2023	$324

5. Marketable Debt Securities

During the three months ended March 31, 2023, the Company invested its excess cash balances in marketable debt securities and, at each balance sheet date presented, the Company classified all of its investments in debt securities as available-for-sale and as current assets as they mature within 12 months and represent the investment of funds available for current operations.

The following tables summarize the gross unrealized gains and losses of the Company’s available-for-sale securities as of March 31, 2023 and 2022 (in thousands):

	As of March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. treasury securities	$63,380	$13	$(1)	$63,392
Total	$63,380	$13	$(1)	$63,392

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. treasury securities	$76,297	$2	$(46)	$76,253
Commercial paper	4,993	—	—	4,993
Total	$81,290	$2	$(46)	$81,246

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022
Accrued clinical and regulatory	$3,973	$1,872
Accrued contract manufacturing cost	1,809	1,583
Accrued compensation	1,750	807
Accrued other	784	565
Total accrued expenses	$8,316	$4,827

7. Leases

The Company’s headquarters are located in Irvine, California, where it leases office space. The Company leases additional office space located in San Diego, California, and in Sandwich, United Kingdom. The lease terms for the Irvine, San Diego, and Sandwich offices extend through November 30, 2026, July 31, 2023, and October 23, 2027, respectively.

Other information related to the Company’s operating leases as of the balance sheet dates presented are as follows:

	Three Months Ended March 31,
	2023	2022
Weighted incremental borrowing rate	5%	5%
Weighted average remaining lease term (in years)	3.8	4.1
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$142	$131
Lease expense (in thousands)	$120	$122

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

As of March 31, 2023
2023 (remaining nine months)	$331
2024	381
2025	381
2026	343
2027	34
Total lease payments	1,470
Less: Imputed interest	(128)
Present value of lease liabilities	$1,342

8. Stock-Based Compensation

In March 2021, the Company’s board of directors adopted the Company’s 2021 Equity Incentive Plan (2021 Plan), which is the successor to the Company’s 2014 Equity Incentive Plan (2014 Plan). As of the effective date of the 2021 Plan, awards granted under the 2014 Plan that are forfeited or otherwise become available under the 2014 Plan will be included and available for issuance under the 2021 Plan. Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other awards to individuals who are employees, officers, directors or consultants of the Company and its affiliates.

Under the 2014 Plan, certain employees were granted the ability to early exercise their options. The shares of common stock issued pursuant to the early exercise of unvested stock options are restricted and continue to vest over the requisite service period after issuance. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. As of March 31, 2023, there were no shares subject to stock options that have been early exercised.

Shares Reserved for Future Issuance

As of March 31, 2023, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Common stock options outstanding	6,013,345
Unvested restricted stock units	369,500
Available for future grants under the 2021 Equity Incentive Plan	1,604,521
Available for future grants under the 2021 Employee Stock Purchase Plan	630,637
Total shares of common stock reserved	8,618,003

Stock Options

A summary of the Company’s stock option activity and related information during the three months ended March 31, 2023 is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	5,877,745	$4.47	8.2	$907
Granted	135,600	$3.48
Outstanding at March 31, 2023	6,013,345	$4.45	8.0	$11,874
Vested at March 31, 2023	2,485,555	$5.12	6.7	$3,598
Exercisable at March 31, 2023	3,163,116	$5.07	6.9	$4,335

Options exercisable at March 31, 2023 include vested options and options eligible for early exercise. All outstanding options as of March 31, 2023 are expected to vest.

Unrecognized stock-based compensation expense at March 31, 2023 was $9.3 million, which is expected to be recognized over a weighted-average vesting term of 2.7 years.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	3.9%	1.8%
Expected volatility	85.1%	85.2%
Expected term (in years)	6.1	6.0
Expected dividend yield	—%	—%

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

Restricted Stock Units (RSUs)

RSUs consist of performance-based units (PSUs) and market-based units (MSUs). The following table summarizes RSU activities during the three months ended March 31, 2023:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	329,500	$5.70
Granted	40,000	$3.63
Unvested at March 31, 2023	369,500	$5.48

Performance-Based Units

The vesting of the PSUs is based on the Company achieving certain regulatory milestones and are subject to the employee’s continued employment with the Company through the achievement date. The fair value of the awards was based on the value of the Company’s common stock at the grant date of the award and expense recognition is based on the probability of achieving the performance conditions. Stock-based compensation expense is adjusted in future periods for subsequent changes in the expected outcome of the performance conditions. The Company has 249,500 unvested shares underlying PSUs as of March 31, 2023. The Company concluded that achievement of the performance conditions was not probable as of March 31, 2023, and therefore no stock-based compensation expense was recognized for the three months ended March 31, 2023. As of March 31, 2023, there was $1.6 million of unrecognized stock-based compensation expense related to the PSUs that were deemed not probable.

Market-Based Units

The vesting of the MSUs is based on the Company’s closing stock price trading above $20 per share for 30 consecutive trading days subject to the employee’s continued employment with the Company through the date of achievement. The fair value was based on Monte Carlo simulation model on the grant date. Stock-based compensation expense is recognized over the derived service period of approximately 3 years. The Company has 120,000 unvested shares underlying MSUs as of March 31, 2023. Stock-based compensation expense related to the MSUs during the three months ended March 31, 2023 and 2022 was immaterial. As of March 31, 2023, there was $0.2 million of unrecognized stock-based compensation expense related to MSUs.

Performance Award

In connection with the CEO’s employment agreement, he is entitled to receive a Performance Award in the amount of $7.5 million, payable in cash, common stock or a combination of cash and common stock, at the election of the Company, in the event that (i) the Company’s market value exceeds $750 million utilizing the volume-weighted average of the closing sale price of its common stock on the Nasdaq Stock Market or other principal exchange for each of the 30 trading days immediately prior to the measurement date, or (ii) the fair market value of the net proceeds available for distribution to the Company’s stockholders in connection with a change in control as defined in the Company’s severance benefit plan, as determined in good faith by its board of directors, exceeds $750 million. The Company has determined that the Performance Award is subject to ASC 718, Compensation – Stock Compensation and includes both market and performance conditions. Since the Company’s initial public offering (IPO), neither of the events have yet been satisfied. The Company estimated the fair value of the Performance Award at each reporting period using the Monte Carlo simulation (Note 4), which is recognized as stock-based compensation expense over the derived service period.

For the three months ended March 31, 2023, the Company recognized approximately $0.3 million in stock-based compensation expense as a direct result of the increased value of the Performance Award primarily caused by the increase in the Company’s common stock price. For the three months ended March 31, 2022, stock-based compensation expense was immaterial.

2021 Employee Stock Purchase Plan (ESPP)

In March 2021, the Company’s board of directors adopted the ESPP, which became effective immediately prior to the execution of the underwriting agreement in connection with the Company’s IPO. As of March 31, 2023, 103,719 shares have been issued under the ESPP.

In September 2021, the Company’s board of directors adopted the Company’s 2021 United Kingdom (UK) Sharesave Sub-plan (SAYE). An allocation of 25,875 shares of common stock from the ESPP reserve pool was approved and reserved for issuance under the SAYE. No shares have been issued under the SAYE through March 31, 2023.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense, including expense associated with award modifications for unvested options, reflected in the consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$473	$387
General and administrative	684	720
Total	$1,157	$1,107

9. License Agreement

In December 2017, the Company entered into a license agreement with vTv Therapeutics LLC (vTv Therapeutics) (the vTv License Agreement), under which the Company obtained an exclusive, worldwide, sublicensable license under certain vTv Therapeutics intellectual property to develop, manufacture and commercialize PPARδ agonists and products containing such PPARδ agonists, including mavodelpar, for any therapeutic, prophylactic or diagnostic application in humans. Under the terms of the vTv License Agreement, the Company paid vTv Therapeutics an initial upfront license fee of $3.0 million and issued an aggregate of 576,443 shares of its common stock to vTv Therapeutics.

Upon the achievement of certain pre-specified development and regulatory milestones, the Company is also required to pay vTv Therapeutics milestone payments totaling up to $64.5 million. The Company is also required to pay vTv Therapeutics up to $30.0 million in total sales-based milestones upon achievement of certain sales thresholds of the licensed product. As of March 31, 2023, the Company has paid an aggregate of $2.0 million in development and regulatory milestone payments. In addition, the Company is obligated to make royalty payments to vTv Therapeutics at mid-single digit to low teen percentage royalty rates, based on tiers of annual net sales of licensed products, subject to certain customary reductions. There were no milestone payments achieved or recorded for the three months ended March 31, 2023 and 2022.

10. Subsequent Events

Public Offering and Private Placement

On May 8, 2023, the Company completed a public offering in which it sold an aggregate of 7,906,250 shares of common stock, which included the full exercise of the underwriters’ option to purchase an additional 1,031,250 shares of common stock, at a price of $8.00 per share. The Company received total net proceeds from the offering of approximately $58.2 million, after deducting underwriting discounts and commissions and offering expenses.

On May 9, 2023, the Company completed a concurrent private placement in which it sold an aggregate of 625,000 shares of common stock to Abingworth Bioventures 8 L.P., a holder of more than 5% of the Company’s common stock, at a price of $8.00 per share. The Company received total net proceeds from the private placement of approximately $4.7 million, after deducting advisor fees and other estimated fees and expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022. Unless otherwise indicated, all references in this Quarterly Report on Form 10-Q to “Reneo,” the “company,” “we,” “our,” “us” or similar terms refer to Reneo Pharmaceuticals, Inc. and its subsidiary.

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

We have received orphan drug designations for mavodelpar in the United States for PMM and LC-FAOD. Additionally, we have received orphan drug designations for mavodelpar for mitochondrial encephalomyopathy, lactic acidosis, and neurological stroke-like episodes (MELAS), a form of PMM, and long-chain 3-hydroxy acyl-CoA dehydrogenase (LCHAD), a form of LC-FAOD in Europe.

We have received Fast Track designation for mavodelpar for the treatment of patients with PMM and LC-FAOD due to LCHAD deficiency, one of the predominant LC-FAOD genotypes. We are continuing to collaborate with the U.S. Food and Drug Administration (FDA) and European regulatory agencies to advance the LC-FAOD program which will include patients with LCHAD as well as other genotypes. These discussions include obtaining alignment on the study design, patient population, and endpoints for the LC-FAOD program’s next clinical trial.

Mavodelpar for the Treatment of PMM

We completed an open-label Phase 1b study of mavodelpar in patients with PMM due to mitochondrial DNA (mtDNA) defects to assess the safety and tolerability of mavodelpar, and evaluated changes in patient function using a 12-minute walk test (12MWT). Mavodelpar was well-tolerated and had an adequate safety profile in this trial. Compared to baseline, patients receiving mavodelpar once-daily for 12 weeks experienced an average increase in distance of 104.4 meters in the 12MWT, an average increase in weight-adjusted peak VO2 of 1.7 mL/min/kg, a reduction in fatigue and pain, and increased expression of genes involved with transport and metabolism of nutrients in the mitochondria including Pyruvate dehydrogenase lipoamide kinase isozyme 4, Angiopoietin-like 4, and Solute carrier family 25 member 34.

Based on these results, we initiated the STRIDE study, a global, randomized, double-blind, placebo-controlled pivotal Phase 2b trial of mavodelpar in adult patients with PMM due to mtDNA defects. We completed enrollment of 213 patients in March 2023, exceeding target enrollment of 200 patients, in the pivotal STRIDE study. We anticipate announcement of topline results in the fourth quarter of 2023 and potential filing of a new drug application (NDA) in the first half of 2024. The STRIDE study is designed to investigate the efficacy and safety of 100 mg mavodelpar administered once-daily over a 24-week period. The primary efficacy endpoint of the trial is the change from baseline in the distance walked during the 12MWT at week 24. Key secondary endpoints include changes from baseline in the Modified Fatigue Impact Scale (MFIS) measures and the patient global impression of change scale, the fatigue 30-second sit-to-stand test, step counts, patient global impression of severity scale, Brief Pain Inventory (BPI), and additional patient-reported outcome measures.

We are also conducting the STRIDE AHEAD study, a 24-month, open-label extension (OLE) trial outside of the United States in patients with PMM due to mtDNA. We have enrolled over 100 patients in the STRIDE AHEAD study, with over 50 patients reaching 6-months in the study. The STRIDE AHEAD study was recently amended to also allow enrollment of patients with PMM due to nuclear DNA (nDNA) defects and initiate enrollment of nDNA patients in the second quarter of 2023. Based on interactions with the FDA, European Medicines Agency (EMA), and several other national regulatory agencies in Europe, we believe that positive results from the ongoing pivotal STRIDE and STRIDE AHEAD studies could potentially support registration of mavodelpar for adult patients with PMM in the United States and Europe. We intend to submit the data from STRIDE, together with the data from STRIDE AHEAD, to the FDA and the EMA in planned marketing applications in 2024.

Mavodelpar for the Treatment of LC-FAOD

We completed an open-label Phase 1b study in LC-FAOD adult patients with nDNA defects to assess the safety and tolerability of mavodelpar, and measure changes in functional test such as walk distance, exercise capacity and patient-reported symptoms that could serve as potential endpoints in future clinical studies. The study included patients with defective LCHAD, carnitine palmitoyltransferase 2 (CPT2), very long-chain acyl-CoA dehydrogenase (VLCAD), or trifunctional protein (TFP).

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

License Agreement

In December 2017, we entered into a License Agreement with vTv Therapeutics LLC (vTv Therapeutics) (the vTv License Agreement), under which we obtained an exclusive, worldwide, sublicensable license under certain vTv Therapeutics intellectual property to develop, manufacture and commercialize PPARδ agonists and products containing such PPARδ agonists, including mavodelpar, for any therapeutic, prophylactic or diagnostic application in humans. Under the terms of the vTv License Agreement, we paid vTv Therapeutics an initial upfront license fee of $3.0 million and issued an aggregate of 576,443 shares of our common stock to vTv Therapeutics.

Upon the achievement of certain pre-specified development and regulatory milestones, we are also required to pay vTv Therapeutics milestone payments totaling up to $64.5 million. We are also required to pay vTv Therapeutics up to $30.0 million in total sales-based milestones upon achievement of certain sales thresholds of the licensed product. As of March 31, 2023, we have paid an aggregate of $2.0 million in development and regulatory milestone payments. In addition, we are obligated to make tiered royalty payments to vTv Therapeutics at mid-single digit to low teen percentage royalty rates, based on tiers of annual net sales of licensed products, subject to certain customary reductions. There were no milestone payments achieved or recorded for the three months ended March 31, 2023 and 2022.

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

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended March 31,
	2023	2022
Clinical and regulatory	$6,057	$4,711
Contract manufacturing cost	2,028	2,339
Nonclinical	1,244	1,392
Medical affairs	1,018	133
Research and development-other expense	644	703
Total	$10,991	$9,278

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
•
uncertainties in patient enrollment or drop out or discontinuation rates, whether related to COVID-19 or otherwise;
•
potential additional safety monitoring requested by regulatory agencies;

•
the duration of patient participation in the trials and follow-up;
•
the safety and efficacy of our product candidate;
•
the cost and timing of manufacturing our product candidates; and
•
the extent to which we establish strategic collaborations or other arrangements.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel expenses, including salaries, benefits, and stock-based compensation expense, for personnel in executive, finance, accounting, human resource and other administrative functions. General and administrative expenses also include corporate facility costs not otherwise included in research and development expenses, legal fees related to intellectual property and corporate matters, insurance costs and fees for accounting and consulting services.

We expect our general and administrative expenses to increase for the foreseeable future to support continued research and development activities, including our ongoing and planned clinical trials of mavodelpar and commercialization of mavodelpar.

Other Income

Other income consists of interest income on our cash, cash equivalents and short-term investments.

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022 (Unaudited)

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Operating expenses:
Research and development	$10,991	$9,278	$1,713
General and administrative	5,132	3,737	1,395
Total operating expenses	16,123	13,015	3,108
Loss from operations	(16,123)	(13,015)	(3,108)
Other income (loss)	1,016	(21)	1,037
Net loss	$(15,107)	$(13,036)	$(2,071)

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2023 were $11.0 million, compared to $9.3 million for the three months ended March 31, 2022. This increase of $1.7 million was primarily due to an increase of $1.4 million related to clinical study costs in support of marketing registration for mavodelpar.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2023 were $5.1 million, compared to $3.7 million for the three months ended March 31, 2022. This increase of $1.4 million was primarily due to an increase of $1.1 million in facility and personnel-related costs due to additional headcount.

Other Income

The increase in other income for the three months ended March 31, 2023, compared to the same period in the prior year was due to a higher interest rate earned on our short-term investments.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities. We have not generated any revenue from the sale of any products. As of March 31, 2023, we had available cash, cash equivalents and short-term investments of approximately $93.8 million.

In May 2022, we entered into an at-the-market equity offering sales agreement with SVB Securities LLC (ATM facility) under which we may offer and sell, from time to time, at our sole discretion, up to $20.0 million in shares of our common stock. As of March 31, 2023, we have sold and issued approximately 500,000 shares of our common stock pursuant to the ATM facility at a weighted-average price of $2.48 per share, resulting in aggregate gross proceeds to us of $1.2 million. Sales commissions to SVB Securities LLC and other issuance expenses were immaterial. The remaining capacity under the ATM facility was approximately $18.8 million in shares of common stock as of March 31, 2023.

In May 2023, we completed a public offering in which we sold an aggregate of 7,906,250 shares of common stock which included the full exercise of the underwriters’ option to purchase an additional 1,031,250 shares of common stock, at a price of $8.00 per share. Total net proceeds from this offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $58.2 million.

Also, in May 2023, we completed a concurrent private placement in which we sold an aggregate of 625,000 shares of common stock to Abingworth Bioventures 8 L.P. (Abingworth), a holder of more than 5% of our common stock, at a price of $8.00 per share. Total net proceeds from this private placement, after deducting advisor fees and other estimated fees and expenses, were approximately $4.7 million.

Operating Capital Requirements

We have incurred operating losses since inception and we expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we continue product development for mavodelpar. Since product development is time-consuming and expensive, we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. We are subject to all the risks related to the development and commercialization of a product candidate, including those discussed in the section titled “Risk Factors” under Part II, Item 1A below.

As of March 31, 2023, we had cash, cash equivalents and short-term investments of $93.8 million and an accumulated deficit of $151.8 million. We had a net loss of $15.1 million and used cash of $9.0 million for operating activities for the three months ended March 31, 2023. Since inception through March 31, 2023, we have funded our operations primarily with the net proceeds from the issuance of convertible preferred stock and common stock.

We expect our existing balance of cash, cash equivalents and short-term investments as of March 31, 2023, together with the net proceeds from our May 2023 public offering and May 2023 private placement, are sufficient to fund operations through our planned near-term clinical milestones, but not for more than one year after the date of the filing of this Quarterly Report on Form 10-Q and therefore management has concluded that substantial doubt exists about our ability to continue as a going concern. Management plans to alleviate this risk by raising additional capital through public or private equity offerings or debt financings, credit or loan facilities, collaborations, strategic alliances, licensing arrangements or a combination of one or more of these funding sources. In addition, we have the ability to defer certain commercial activities until additional capital is received. Additional funds may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If adequate funds are not available to us, it could have a material adverse effect on our business, results of operations, and financial condition.

In April 2023, we entered into a non-binding term sheet (Term Sheet), with an investor that holds more than 5% of our common stock and is affiliated with one of our directors, and its affiliated development company for a structured royalty financing of up to $100 million in conditional tranched funding, currently contemplated to include $30 million funded in connection with entering into the definitive agreement and the remaining amount in multiple tranches based on the achievement of development and regulatory milestones. If mavodelpar is approved in the United States or the European Union, we would pay to the investor (1) fixed payments and (2) variable royalty payments based on net sales of mavodelpar, subject to specified caps. Pursuant to the Term Sheet, we will also enter into a collaboration agreement with the development company with respect to mavodelpar and establish a joint steering committee. The Term Sheet does not represent a definitive funding agreement and there is no guarantee that we will enter into a definitive funding agreement and close the proposed structured financing with the investor. If consummated, the closing is expected to occur in the second quarter of 2023.

Cash Flows

The following table summarizes our cash flows (unaudited and in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(9,048)	$(8,999)
Net cash provided by investing activities	18,507	5,427
Net cash provided by financing activities	1,009	6
Net increase (decrease) in cash and cash equivalents	$10,468	$(3,566)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $9.0 million, consisting primarily of our net loss of $15.1 million adjusted for non-cash items of $0.8 million primarily due to $1.2 million of stock-based compensation expense offset by $0.8 million of amortization/accretion on short term investments and a $5.2 million net change in operating assets and liabilities. The change in our net operating assets and liabilities was primarily due to a decrease in prepaid and other current assets of $2.0 million and an increase in accounts payable and accrued expenses of $3.4 million due to timing of receipt of invoices and payments.

Net cash used in operating activities for the three months ended March 31, 2022 was $9.0 million, consisting primarily of our net loss of $13.0 million adjusted for non-cash items of $0.9 million primarily due to stock-based compensation expense and $3.2 million related to net change in operating assets and liabilities. The change in our net operating assets and liabilities was primarily due to a decrease in prepaid and other current assets of $2.0 million as a result of prepayments made for clinical trial activities and an increase in accrued expense of $1.3 million due to timing of receipt of invoices and payments.

Investing Activities

Net cash provided in investing activities for the three months ended March 31, 2023 and 2022 was $18.5 million and $5.4 million, respectively, consisting primarily of the net sales of available-for-sale short-term investments.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 was $1.0 million consisting primarily of net proceeds from the sale of common stock under our ATM facility.

Net cash provided by financing activities for the three months ended March 31, 2022 was immaterial.

Material Cash Requirements

The discussion below summarizes our significant contractual obligations and commitments as of March 31, 2023.

Leases. See Note 6 of Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our leases, including the future operating lease minimum payments.

Performance Award. See Note 8 of Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding a special performance award that our chief executive officer may be entitled to receive, including the maximum payout.

vTv License Agreement. See Note 9 of Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding the vTv License Agreement, including potential milestone and royalty payments.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022, and the notes to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2023, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our principal executive officer and our principal financial officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, we completed the implementation of an integrated accounting and consolidation system. As a result of this implementation, we modified certain existing internal controls over financial reporting and implemented new controls and procedures related to the new accounting and consolidation system. Other than the implementation described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Reliance on Third Parties

•
We depend on the vTv License Agreement, and termination of this license could result in the loss of significant rights, which would harm our business.
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
•
If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties, such as the vTv License Agreement, or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.
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

RISK FACTORS

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the risks described below could harm our business, financial condition, results of operations, growth prospects, and/or stock price or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect changes from the similarly titled risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Risks Related to Our Business and Industry

We have incurred significant net losses since our inception in 2014 and anticipate that we will continue to incur significant net losses for the foreseeable future. We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.*

We are a clinical-stage pharmaceutical company founded in 2014, and our operations to date have focused primarily on raising capital, establishing and protecting our intellectual property portfolio, organizing and staffing our company, business planning, and conducting preclinical and clinical development of, and manufacturing development for, our only product candidate, mavodelpar. Additionally, as an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product, or conduct sales and marketing activities necessary for successful commercialization. As we build our capabilities and expand our organization, we have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical area. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing pharmaceutical products.

Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant net losses since our inception. If mavodelpar is not successfully developed and approved in the United States or Europe, we may never generate any revenue. For the three months ended March 31, 2023 and 2022, we reported a net loss of $15.1 million and $13.0 million, respectively. As of March 31, 2023, we had an accumulated deficit of $151.8 million.

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

The uncertainties around our ability to obtain additional funding raise substantial doubt regarding our ability to continue as a going concern for a period of twelve months following the date that these consolidated financial statements were issued. See Note 1 of Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a detailed discussion.

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

As of March 31, 2023, we had cash, cash equivalents and short-term investments of $93.8 million. Based on our current operating plan, we believe that our cash, cash equivalents and short-term investments as of March 31, 2023, together with the proceeds from our May 2023 public offering and our May 2023 private placement (discussed below), will enable us to fund our operating expenses and capital expenditure requirements through our planned near-term clinical milestones but not for more than one year after the date of the filing of this Quarterly Report on Form 10-Q. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future capital requirements will depend on many factors, including:

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

In May 2022, we entered into the ATM facility with SVB Securities LLC under which we may offer and sell, from time to time, at our sole discretion, up to $20.0 million in shares of our common stock. As of March 31, 2023, the remaining capacity under the ATM facility was approximately $18.8 million in shares of common stock.

In May 2023, we completed a public offering in which we sold an aggregate of 7,906,250 shares of common stock, which included the full exercise of the underwriters’ option to purchase an additional 1,031,250 shares of common stock, at a price of $8.00 per share. Total net proceeds from this offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $58.2 million.

Also, in May 2023, we completed a concurrent private placement in which we sold an aggregate of 625,000 shares of common stock to Abingworth, a holder of more than 5% of our common stock, at a price of $8.00 per share. Total net proceeds from this private placement, after deducting advisor fees and other estimated fees and expenses, were approximately $4.7 million.

Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, including those resulting from the COVID-19 pandemic or other infectious diseases, bank failures, actual or perceived changes in interest rates and economic inflation. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of mavodelpar or other research and development initiatives. We also could be required to seek collaborators for mavodelpar and any future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to mavodelpar and any future product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

The success of mavodelpar will depend on several factors, including the following:

•
successful enrollment in our ongoing and planned clinical trials and completion of such clinical trials with favorable results and passing applicable good clinical practice (GCP) inspections;
•
acceptance by the FDA and EMA of data from our STRIDE, STRIDE AHEAD, or future clinical trials in patients with PMM;
•
demonstration of a positive risk/benefit profile for mavodelpar in the relevant patient population, to the satisfaction of applicable regulatory authorities;
•
meeting chemistry, manufacturing and controls (CMC) requirements and passing applicable good manufacturing practice (GMP) inspections;
•
the outcome, timing, and cost of meeting regulatory requirements established by the FDA, EMA, and other comparable foreign regulatory authorities;
•
receipt of marketing approvals from applicable regulatory authorities, including one or more NDA from the FDA and marketing authorizations from the European Commission (based on the opinion of the

Committee for Medicinal Products for Human Use (CHMP) of the EMA, and maintaining such approvals);
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

Before obtaining regulatory approvals for the commercial sale of a product candidate, we must demonstrate through lengthy, complex, and expensive preclinical testing and clinical trials that a product candidate is both safe and effective for use in each target indication. Clinical trials often fail to demonstrate safety and efficacy of the product candidate studied for the target indication. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization. Further, we have used patient reported outcomes in our clinical trials, including our Phase 1b study of mavodelpar in PMM, such as the MFIS, the BPI, and the 36-Item Short Form Health Survey that assesses the general health of patients. Such patient reported outcomes are based on subjective patient feedback and can be inherently difficult to evaluate. Such patient reported outcomes can be influenced by factors outside of our control and can vary widely from day to day for a particular patient, and from patient-to-patient and site-to-site within a clinical trial. It is possible that the FDA or other regulatory agencies will not accept such patient reported outcomes, and any such non-acceptance may require changes to existing trial protocols or the conduct of additional clinical trials. Moreover, our ongoing pivotal STRIDE study and our completed Phase 1b studies in patients with PMM and LC-FAOD utilize a 12MWT as an assessment of endurance and exercise tolerance in patients rather than the six-minute walk test (6MWT) which is more commonly used.

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

Further, if patients drop out of our clinical trials, miss scheduled doses or follow-up visits, or otherwise fail to follow clinical trial protocols, whether as a result of the COVID-19 pandemic or otherwise, the integrity of data from our clinical trials may be compromised or not accepted by the FDA, EMA or other regulatory authorities, which would represent a significant setback for the applicable program.

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

Any delays in the commencement or completion, or termination or suspension, of our clinical trials could result in increased costs to us, delay or limit our ability to generate revenue, and adversely affect our commercial prospects.*

Before we can initiate clinical trials for mavodelpar or any future product candidates, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities, along with other information, including information about CMC, and our proposed clinical trial protocol, as part of an investigational new drug application or similar regulatory filing under which we must receive authorization to proceed with clinical development.

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
•
lack of adequate funding to continue our clinical trials;

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
•
third-party contractors not performing data collection or analysis in a timely or accurate manner; or
•
third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications.

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

Mavodelpar and any future product candidates could fail to receive regulatory approval for many reasons, including the following:

•
serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by people using drugs similar to or in the same class as mavodelpar and any future product candidates;
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

Our business has been and could continue to be adversely affected by the COVID-19 global pandemic in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic could adversely affect our operations, as well as the business or operations of our manufacturers, CROs, or other third parties with whom we conduct business.*

Our business has been and could continue to be adversely affected by the COVID-19 pandemic, which was declared by the World Health Organization as a global pandemic, and we may experience ongoing disruptions that could severely impact our business and clinical trials.

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

We expect to submit a Marketing Authorization Application (MAA) to the EMA for approval of mavodelpar in the European Union (EU) for the treatment of PMM and other clinical indications if data support registration. As with the FDA, obtaining an MAA, issued by the European Commission, based on the opinion of the CHMP of the EMA, is a similarly lengthy and expensive process. Regulatory authorities in jurisdictions outside of the United States and the EU also have requirements for approval for product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of mavodelpar in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of mavodelpar will be harmed, which would adversely affect our business, prospects, financial condition, and results of operations.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investments and Jobs Act and Consolidated Appropriations Act of 2023, will remain in effect until 2032. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain high-cost, single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Under the IRA, certain categories of drugs are excluded from price negotiations, including drugs that receive orphan drug designation as the only FDA-approved indication. While we have obtained orphan drug designation for mavodelpar, if we seek additional indications, or fail to maintain our orphan drug status, we may become subject to the price negotiation process. This could reduce the ultimate price that we receive for mavodelpar, which could negatively affect our business, results of operations, financial conditions, and prospects. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

There are no approved therapies indicated for the treatment of PMM in any country. CymaBay Therapeutics, Inc. is conducting a Phase 3 clinical trial of up to 52 weeks plus a long-term safety study with seladelpar, a selective PPARδ agonist in patients with primary biliary cholangitis. Astellas Pharma Inc. is conducting a Phase 2/3 clinical trial of up to 52-weeks plus a long-term safety study with bocidelpar, a selective PPARδ agonist. In addition, Stealth BioTherapeutics Corp., Abliva AB, Cyclerion Therapeutics, Inc., Khondrion B.V. and Minovia Therapeutics are also developing therapies for patients with mitochondrial disease.

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

Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA or the European Commission from approving another marketing application for the same drug for the same indication for that time period. Another drug may receive marketing approval prior to mavodelpar. The applicable period is seven years in the United States and ten years in the EU, which may be extended by six months and two years, respectively, in the case of product candidates that have complied with the respective regulatory agency’s agreed upon pediatric investigation plan. The exclusivity period in the EU can be reduced to six years if, at the end of the fifth year, it is established that a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare genetic mitochondrial disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA and the European Commission can subsequently approve another drug containing a similar active substance or substances, and which is intended to treat the same condition before the expiration of the seven-year (or ten-year in the EU) exclusivity period if the FDA or European Commission concludes that the later drug is safer, more effective or otherwise clinically superior. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to orphan exclusivity. Even though the FDA has granted orphan drug designation to mavodelpar for the treatment of PMM and LC-FAOD in the United States and LCHAD and MELAS in the EU, if we receive approval for mavodelpar for a modified or different indication, our current orphan designations may not provide us with exclusivity. Moreover, if adopted in the form proposed, the recent European Commission proposals to revise the existing EU laws governing authorization of medicinal products may result in a decrease in data and market exclusivity for our product candidates in the EU.

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

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of March 31, 2023, we had 48 employees. As our development and commercialization plans and strategies develop, we expect to need additional development, managerial, operational, financial, sales, marketing, and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.*

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data (collectively, sensitive data). Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, external and internal privacy and security policies, contractual obligations, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws and regulations, including data breach notification laws, state and federal health information privacy laws, personal data privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). In addition, we may obtain health data from third parties (including research institutions from which we obtain clinical trial data) that is subject to privacy and security requirements under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and their respective implementing regulations. Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we knowingly obtain, use, or disclose individually identifiable protected health information in a manner that is not authorized or permitted by HIPAA. In addition, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, or the CPRA (collectively, the CCPA), applies to personal data of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Further, the CPRA expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal data and establishing a new regulatory agency to implement and enforce the law. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. Other states, such as Virginia, Colorado, Utah, and Connecticut have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Outside the United States, an increasing number of laws, and regulations may govern data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR), the United Kingdom’s GDPR (UK GDPR), Canada’s Personal Information Protection and Electronic Documents Act (PIPEDA), Australia’s Privacy Act, and New Zealand’s Privacy Act, impose strict requirements for processing personal data. For example, under the EU GDPR and UK GDPR, companies may face temporary or definitive bans on data processing and other corrective actions, fines of up to 20 million euros or 17.5 million pounds, respectively, or 4% of annual global revenue, whichever is greater, or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

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

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties upon which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data.

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

The withdrawal of the UK from the EU may adversely impact our ability to obtain regulatory approvals of our product candidates in the UK, result in restrictions or imposition of taxes and duties for importing our product candidates into the EU or UK, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the EU or UK.*

Following the result of a referendum in 2016, the UK left the EU on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the UK and the EU, the UK was subject to a transition period until December 31, 2020 (the Transition Period) during which EU rules continued to apply. A trade and cooperation agreement (the Trade and Cooperation Agreement) that outlines the future trading relationship between the UK and the EU was agreed on in December 2020, provisionally applied from January 1, 2021 and became formally effective on May 1, 2021. Since the expiry of the Transition Period, the UK operates under a distinct regulatory regime. Since January 1, 2021, the EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law”. As there is no general power to amend these regulations, the UK government passed a new Medicines and Medical Devices Act which seeks to address regulatory gaps through implementing regulations and delegated powers covering the fields of human medicines, clinical trials of human medicines, veterinary medicines and medical devices. The purpose of the Act is to enable the existing UK regulatory frameworks to be updated. Although regulatory authorities in the UK have indicated that new UK rules will be put in place, detailed proposals are yet to be published. Significant political and economic uncertainty therefore remains about how much the relationship between the UK and EU will differ as a result of the UK’s withdrawal. EU pharmaceutical laws have continued to apply to Northern Ireland since the expiry of the Transition Period (as laid out in the Protocol on Ireland and Northern Ireland). On February 27, 2023, the European Commission and the UK government reached a political agreement in principle, commonly referred to as the “Windsor Framework”. The purpose of the agreement is to establish a set of joint solutions that would allow goods to be traded between Great Britain and Northern Ireland and between Northern Ireland and Ireland whilst ensuring the integrity of the EU Single Market. New legislation must be passed by the UK and the EU in order to implement the provisions of the Windsor Framework, including those that relate to medicinal products. The Windsor Framework provides, however, that medicinal products to be placed on the market in Northern Ireland will be authorized solely in accordance with UK laws.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire (if at all). See Note 10, Income Taxes of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for year ended December 31, 2022 for further discussion.

Under federal tax legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the Tax Act), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but, in the case of tax years beginning after 2020, may only be used to offset 80% of our taxable income annually. Our NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service (IRS) and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a rolling three-year period in excess of 50 percentage points (by value), as defined under Section 382 of the Internal Revenue Code of 1986, as amended. Our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes. Similar rules may apply under state tax laws. Such limitations could result in the expiration of our carryforwards before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased taxable income or tax liability. We may have experienced ownership changes in the past and may experience ownership changes as a result of future offerings and/or subsequent changes in our stock ownership (some of which are outside our control). In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material and adverse effect on our business, cash flow, financial condition or results of operations.

The Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the IRS and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the Tax Act. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings and the deductibility of expenses under the Tax Act or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years and could increase our future U.S. tax expense. For example, the recently enacted Inflation Reduction Act of 2022 (IRA) includes provisions that will impact the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, the IRA, or any newly enacted federal tax legislation.

Tax authorities may disagree with our positions and conclusions regarding certain tax positions, resulting in unanticipated costs, taxes or non-realization of expected benefits.

A tax authority may disagree with tax positions that we have taken, which could result in increased tax liabilities. For example, the IRS or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including amounts paid with respect to our intellectual property development. Similarly, a tax authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable nexus, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions. A tax authority may take the position that material income tax liabilities, interest and penalties are payable by us, in which case, we expect that we might contest such assessment. Contesting such an assessment may be lengthy and costly and if we were unsuccessful in disputing the assessment, the implications could increase our anticipated effective tax rate, where applicable.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions could adversely affect our current financial condition and projected business operations.*

Events involving limitations to liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (FDIC) was appointed as receiver. Subsequently, the FDIC announced that all deposits with SVB are fully insured. Similarly, on March 12, 2023, Signature Bank Corp. and Silvergate Capital Corp. were each swept into receivership and on May 1, 2023, First Republic Bank was swept into receivership. We maintain operating accounts at SVB US (a division of First Citizens Bank) and SVB UK (a division of HSBC) from which we pay employees and other third parties for goods and services. Any disruption to SVB US and SVB UK operations may result in delays in payments to employees and other third parties. Additionally, the failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances or with which we do business, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or any applicable foreign government in the future or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a future failure or liquidity crisis. In addition, if any of our partners or parties with whom we conduct business are unable to access funds due to the status of their financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Our inability to acquire financing on acceptable terms or at all may materially harm our business, financial condition, results of operations and prospects.

There is no assurance that we will enter into a definitive funding agreement (Funding Agreement) with the investor and obtain funding on the terms set forth in the Term Sheet, or at all. Any definitive Funding Agreement executed pursuant to the Term Sheet would increase our operating complexity.*

In April 2023, we entered into the Term Sheet with the investor for a structured royalty financing of up to $100 million in funding, in multiple tranches with each subject to certain conditions. The Term Sheet is non-binding and there is no assurance that we will enter into a Funding Agreement and obtain funding on the terms set forth in the Term Sheet, or at all. Entry into a Funding Agreement is subject to certain conditions, including the completion of confirmatory due diligence by the investor. We and the investor may determine to make material changes to the terms set forth in the Term Sheet prior to entering into a Funding Agreement, or not to ultimately enter into the Funding Agreement. In addition, the entry into the Funding Agreement may not occur on the timeline we currently expect, if at all.

If we enter into a Funding Agreement with the investor, we expect there will be certain material conditions that we must satisfy, including granting the investor a security interest in all of our assets other than intellectual property not related to mavodelpar and entering into a collaboration agreement with the investor’s affiliated development company. Additionally, the Funding Agreement would restrict our ability to license or sublicense our intellectual property rights relating to mavodelpar, other than non-exclusive licenses and other customary permitted licenses, and would include customary negative covenants, including with respect to the incurrence of indebtedness subject to certain exceptions, which would increase our operating complexity and could materially harm our business, financial condition, results of operations, or prospects.

Risks Related to Our Reliance on Third Parties

We depend on the vTv License Agreement, and termination of this license could result in the loss of significant rights, which would harm our business.

We are dependent on technology, patents, know-how, and proprietary materials, both our own and licensed from others. We entered into the vTv License Agreement in December 2017 pursuant to which we were granted an exclusive, worldwide, sublicensable license under vTv Therapeutics intellectual property relating to vTv Therapeutics’ PPARδ agonist program, to develop, manufacture and commercialize PPARδ agonists and products containing such PPARδ agonists, including mavodelpar, or licensed products, for any therapeutic, prophylactic or diagnostic application in humans. Any termination of this license will result in the loss of significant rights and will restrict our ability to develop and commercialize mavodelpar.

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

In addition to the licensed vTv Therapeutics patents and applications relating to mavodelpar, we have filed our own patent applications. We co-own one pending application in the United States and five pending applications in foreign countries, and own three pending applications in the United States, one pending international patent application, an issued patent in a foreign country, and over 25 pending applications in foreign countries, directed to various methods of use of mavodelpar. These pending patent applications, if issued, would be expected to expire between 2040 and 2043, absent any patent term adjustments or extensions. We also own one issued patent in the United States, one pending application in the United States, one pending international patent applications, and over 15 pending applications in foreign countries directed to methods of manufacturing, and crystalline forms (polymorphs) of mavodelpar. The issued patent, and pending patent applications if issued, are expected to expire in 2041, absent any patent term adjustments or extensions. Patents related to mavodelpar may be eligible for patent term extensions in certain jurisdictions, including up to five years in both the United States and the EU, upon approval of a commercial use of the corresponding product by a regulatory agency in the jurisdiction where the patent was granted.

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

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting our product candidates by obtaining and defending patents. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent process. Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on any issued patents and/or applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ an outside firm and rely on our outside counsel to pay these fees due to foreign patent agencies. While an inadvertent lapse may sometimes be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance (including as a result of the COVID-19 pandemic) can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If such event were to occur, our competitors might be able to enter the market with similar or identical products or technology earlier than should otherwise have been the case, which would have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We cannot ensure that patent rights relating to inventions described and claimed in our pending patent applications will issue or that patents based on our patent applications will not be challenged and rendered invalid and/or unenforceable.*

We have pending U.S., international (i.e., PCT), and other foreign patent applications in our portfolio relating to mavodelpar. However, we cannot predict:

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
•
whether we will need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose; and/or
•
whether the patent applications that we own or in-license will result in issued patents with claims that cover our product candidates or uses thereof.

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

Composition of matter patents for pharmaceutical product candidates, in particular patents with claims covering the molecular structure of the active pharmaceutical ingredient, often provide the strongest form of intellectual property protection for those types of products, as such patents provide protection without regard to any variations in formulation, method of use, or manufacturing process of the product. While we have an exclusive license to compositions of matter patents covering the molecular structure of mavodelpar, those patents will likely expire, absent patent term adjustment or extension, before the expiration of any regulatory exclusivity period that we may receive for mavodelpar. We also own one issued patent in the United States, that is expected to expire in 2041, absent any patent term adjustments or extensions, one pending application in the United States, and fifteen pending applications in foreign countries directed to polymorphs of mavodelpar. We cannot be certain that the claims in our pending patent applications directed to the polymorph of mavodelpar will be considered patentable by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute. Method of synthesis patents protect the method used to manufacture a product. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product so long as it is made in a different way.

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

The patent protection and patent prosecution for mavodelpar and any future product candidates may be dependent on third parties.*

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

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties, such as the vTv License Agreement, or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We are a party to the vTv License Agreement under which we are granted intellectual property rights that are important to our business and our only product candidate, mavodelpar. If we fail to comply with our obligations under the license agreement, or we are subject to insolvency, the license agreement may be terminated, in which event we would not be able to develop, commercialize or market mavodelpar.

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

Third parties, including our competitors, in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our products. We do not always conduct independent reviews of pending patent applications and patents issued to third parties. Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of mavodelpar and any future product candidates. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be currently pending third-party patent applications which may later result in issued patents that mavodelpar, any future product candidates, and other proprietary technologies may infringe, or which such third parties claim are infringed by the use of our technologies. Parties making claims against us for infringement or misappropriation of their intellectual property rights may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize mavodelpar or future product candidates. Defense of these claims, regardless of their merit, could involve substantial expenses and could be a substantial diversion of management and other employee resources from our business.

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

If we are sued for patent infringement, we would need to demonstrate that our products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do either. Proving invalidity or unenforceability is difficult. For example, in the United States, proving invalidity before federal courts requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and divert management’s time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, which may not be available, defend an infringement action or challenge the validity or enforceability of the patents in court. Patent litigation is costly and time-consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, fail to defend an infringement action successfully or have infringed patents declared invalid or unenforceable, we may incur substantial monetary damages, encounter significant delays in bringing mavodelpar and any future product candidates to market and be precluded from developing, manufacturing or selling mavodelpar and any future product candidates.

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

Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours, and others may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import mavodelpar and future approved products or impair our competitive position. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of mavodelpar and any future product candidates. Any such patent application may have priority over our patent applications, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our U.S. patent position with respect to such inventions. Other countries have similar laws that permit secrecy of patent applications and may be entitled to priority over our applications in such jurisdictions.

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

We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of mavodelpar and any future product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize mavodelpar and any future product candidates, which could harm our business significantly. Even if we were able to obtain a license, the rights may be nonexclusive, which may give our competitors access to the same intellectual property.

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

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming, and unsuccessful. Further, our issued patents could be found invalid or unenforceable if challenged in court, and we may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.*

Third parties including competitors may infringe, misappropriate or otherwise violate our patents, patents that may issue to us in the future, or the patents of our licensors that are licensed to us. To stop or prevent infringement or unauthorized use, we may need to or choose to file infringement claims, which can be expensive and time-consuming. We may not be able to stop or prevent, alone or with our licensors, infringement, misappropriation, or other violation of our intellectual property, particularly in countries where the laws may not protect those rights as fully as in the United States.

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

In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our own patented product(s) and practicing our own patented technologies.

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
•
our commencement of, or involvement in, litigation; and
•
general political and economic conditions, including those resulting from the COVID-19 pandemic or other infectious diseases, and bank failures.

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

We have incurred and will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.*

As a public company, we have incurred and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Emerging growth companies and smaller reporting companies are exempted from certain of these requirements, but we may be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We expect the rules and regulations applicable to public companies to continue to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, results of operations and prospects. The increased costs will decrease our net income or increase our consolidated net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2023, there were 25,107,430 shares of our common stock outstanding.

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

Further, the holders of 13,674,699 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that we will need significant additional capital in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities, and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock. As of March 31, 2023, the remaining capacity under the ATM facility was approximately $18.8 million in shares of common stock.

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

We and the third-parties upon which we rely are subject to a variety of evolving threats including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as computer viruses or bugs), misconduct or error by employees or contractors, malware (including as a result of advanced persistent threat intrusions), ransomware, supply chain attacks, natural disasters, terrorism, war, telecommunication and electrical failure, adware, denial of service attacks (such as credential stuffing), credential harvesting, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.

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

As of March 31, 2023, we have not used any of the proceeds from our IPO. We invested the funds received in highly liquid money market funds and short-term investments. The net proceeds from the IPO will be used, together with our cash, cash equivalents, and short-term investments to fund continued research and development of mavodelpar in patients with PMM and LC-FAOD, other clinical trials and preclinical studies, and commercial readiness preparations, and to provide funds for working capital and other general purposes. None of the offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

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

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* The certification attached as Exhibit 32.1 accompanies this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2023

RENEO PHARMACEUTICALS, INC.

By:	/s/ Gregory J. Flesher
Name:	Gregory J. Flesher
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jennifer P. Lam
Name:	Jennifer P. Lam
Title:	Senior Vice President, Finance and Administration
(Principal Financial and Accounting Officer)