Form 10-Q
period 2023-06-30
Reneo Pharmaceuticals, Inc.
filed 2023-08-10
CIK 1637715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 7, 2023, there were 33,800,788 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RENEO PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(In thousands, except share and par value data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,081	$19,927
Short-term investments	133,596	81,246
Prepaid expenses and other current assets	3,643	5,180
Total current assets	146,320	106,353
Property and equipment, net	554	453
Right-of-use assets	1,086	1,292
Other non-current assets	79	84
Total assets	$148,039	$108,182
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,828	$1,893
Accrued expenses	11,592	4,827
Operating lease liabilities, current portion	318	404
Total current liabilities	13,738	7,124
Operating lease liabilities, less current portion	897	1,059
Performance award	876	29
Total liabilities	15,511	8,212
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2023 and December 31, 2022; 33,800,788 and 24,699,553 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	303,877	236,693
Accumulated deficit	(171,321)	(136,683)
Accumulated other comprehensive loss	(31)	(43)
Total stockholders’ equity	132,528	99,970
Total liabilities and stockholders’ equity	$148,039	$108,182

The accompanying notes are an integral part of these consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$14,400	$8,132	$25,389	$17,410
General and administrative	6,639	4,299	11,771	8,036
Total operating expenses	21,039	12,431	37,160	25,446
Loss from operations	(21,039)	(12,431)	(37,160)	(25,446)
Other income	1,508	119	2,522	98
Net loss	(19,531)	(12,312)	(34,638)	(25,348)
Unrealized (loss) gain on short-term investments	(43)	104	12	134
Comprehensive loss	$(19,574)	$(12,208)	$(34,626)	$(25,214)
Net loss per share attributable to common stockholders, basic and diluted	$(0.65)	$(0.50)	$(1.25)	$(1.04)
Weighted-average shares used in computing net loss per share, basic and diluted	30,215,321	24,463,824	27,640,172	24,461,085

The accompanying notes are an integral part of these consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances, December 31, 2022	24,699,553	$3	$236,693	$(43)	$(136,683)	$99,970
Stock based compensation	—	—	1,157	—	—	1,157
Issuance of common stock in connection with at-the-market facility, net of issuance costs	407,877	—	1,009	—	—	1,009
Other comprehensive income	—	—	—	55	—	55
Net loss	—	—	—	—	(15,107)	(15,107)
Balances, March 31, 2023	25,107,430	$3	$238,859	$12	$(151,790)	$87,084
Issuance of common stock in public offering, net of offering costs	7,906,250	—	58,862	—	—	58,862
Issuance of common stock in private placement, net of offering costs	625,000	—	4,667	—	—	4,667
Stock based compensation	—	—	1,207	—	—	1,207
Issuance of common stock in connection with equity plans	162,108	—	282	—	—	282
Other comprehensive loss	—	—	—	(43)		(43)
Net loss	—	—	—	—	(19,531)	(19,531)
Balances, June 30, 2023	33,800,788	$3	$303,877	$(31)	$(171,321)	$132,528

RENEO PHARMACEUTICALS, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Continued)

(In thousands, except share data)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances, December 31, 2021	24,455,390	$3	$231,902	$34	$(84,728)	$147,211
Stock based compensation	—	—	1,107	—	—	1,107
Issuance of common stock in connection with equity plans	3,160	—	6	—	—	6
Other comprehensive income	—	—	—	30	—	30
Net loss	—	—	—	—	(13,036)	(13,036)
Balances, March 31, 2022	24,458,550	$3	$233,015	$64	$(97,764)	$135,318
Stock based compensation	—	—	1,006	—	—	1,006
Issuance of common stock in connection with equity plans	21,096	—	41	—	—	41
Other comprehensive income	—	—	—	104	—	104
Net loss	—	—	—	—	(12,312)	(12,312)
Balances, June 30, 2022	24,479,646	$3	$234,062	$168	$(110,076)	$124,157

The accompanying notes are an integral part of these consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(34,638)	$(25,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,364	2,113
Depreciation and amortization	83	41
Amortization/accretion on short-term investments	(2,011)	(22)
Changes in the fair value of performance award	847	(389)
Non-cash lease expense	241	241
Loss on disposal of fixed asset	3	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,542	905
Accounts payable and accrued expenses	6,690	1,726
Operating lease liabilities	(283)	(222)
Net cash used in operating activities	(25,162)	(20,955)
Cash flows from investing activities
Purchases of property and equipment	(177)	(68)
Purchase of available-for-sale short-term investments	(132,327)	(15,922)
Proceeds from maturities of available-for-sale short-term investments	82,000	30,500
Net cash (used in) provided by investing activities	(50,504)	14,510
Cash flows from financing activities
Proceeds from public offering of common stock, net of offering costs	58,862	—
Proceeds from private placement of common stock, net of offering costs	4,667	—
Proceeds from issuance of common stock under the at-the-market facility, net of offering costs	1,009	—
Proceeds from issuance of common stock in connection with equity plans	282	49
Net cash provided by financing activities	64,820	49
Net decrease in cash and cash equivalents	(10,846)	(6,396)
Cash and cash equivalents, beginning of period	19,927	124,660
Cash and cash equivalents, end of period	$9,081	$118,264
Noncash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$—	$1,524
Noncash investing and financing activities:
Property and equipment in accounts payable	$10	$—

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

Liquidity

From its inception in 2014, the Company has incurred significant losses and negative cash flows from operations. For the three and six months ended June 30, 2023, the Company had a net loss of $19.5 million and $34.6 million, respectively, and used $25.2 million cash in operating activities during the six months ended June 30, 2023. Since inception through June 30, 2023, the Company had an accumulated deficit of $171.3 million.

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

As of June 30, 2023, the Company had cash, cash equivalents and short-term investments of $142.7 million, which the Company expects are sufficient to fund operations beyond the potential submission of a new drug application for mavodelpar for treatment of primary mitochondrial myopathies in the United States anticipated in the first half of 2024. However, based on the anticipated increase in sales and marketing expenses for mavodelpar, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for more than one year from the date of the filing of this Quarterly Report on Form 10-Q. Management plans to alleviate this risk by raising additional capital through public or private equity offerings or debt financings, credit or loan facilities, collaborations, strategic alliances, licensing arrangements or a combination of one or more of these funding sources. In addition, the Company has the ability to defer certain commercial activities until additional capital is received.

There can be no assurance that the Company will be successful in obtaining additional funding, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could negatively impact the Company’s business, results of operations, and future prospects. The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, disruptions to, and volatility in, financial markets in the United States and worldwide, including those resulting from infectious diseases, bank failures, actual or perceived changes in interest rates and economic inflation. The Company may not be able to secure additional financing in a timely manner or on favorable terms, if at all. In addition, successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.

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

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of June 30, 2023; all intercompany transactions and balances have been eliminated.

Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of these consolidated financial statements for the six months ended June 30, 2023 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (ASC 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The ASU clarifies that (1) a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value, (2) an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction, and (3) new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with ASC 820. The new guidance is effective for the Company for fiscal years beginning after December 15, 2023. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

3. Net Loss Per Share

The Company computes basic loss per share by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock shares to be issued upon exercise of all outstanding stock options and restricted stock units were excluded from the diluted net loss per share calculation for the three and six months ended June 30, 2023 and 2022 because such shares are anti-dilutive.

Historical outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following:

	As of June 30,
	2023	2022
Common stock options outstanding	6,001,185	4,400,561
Unvested restricted stock units	364,500	284,500
Total	6,365,685	4,685,061

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

In connection with the Company’s chief executive officer’s (CEO) employment agreement, he is entitled to receive a special performance bonus in the amount of $7.5 million (Performance Award), payable in cash, common stock or a combination of cash and common stock, at the election of the Company, based on achievement of certain conditions as described in more detail in Note 9. The Company estimated the fair value of the Performance Award using a Monte Carlo simulation, which incorporates the stock price at the date of the valuation and utilizes Level 3 inputs such as volatility, probabilities of success, and other inputs that are not observable in active markets. The Performance Award is required to be measured at fair value on a recurring basis each reporting period, with changes in the fair value recognized in general and administrative expense in the consolidated statements of operations and comprehensive loss over the derived service period of the award.

No assets or liabilities were transferred into or out of their classifications during the six months ended June 30, 2023.

The recurring fair value measurement of the Company’s assets and liabilities measured at fair value at June 30, 2023 consisted of the following (in thousands):

	Quoted Prices in Active Markets For Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents:
Money market investments	$5,552	$—	$—	$5,552
Short-term investments:
U.S. treasury securities	—	133,596	—	133,596
Total	$5,552	$133,596	$—	$139,148
Liabilities
Performance award	$—	$—	$876	$876
Total	$—	$—	$876	$876

The recurring fair value measurement of the Company’s assets and liabilities measured at fair value at December 31, 2022 consisted of the following (in thousands):

	Quoted Prices in Active Markets For Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents:
Money market investments	$9,365	$—	$—	$9,365
Commercial paper	—	4,978	—	4,978
Short-term investments:
U.S. treasury securities	—	76,253	—	76,253
Commercial paper	—	4,993	—	4,993
Total	$9,365	$86,224	$—	$95,589
Liabilities
Performance award	$—	$—	$29	$29
Total	$—	$—	$29	$29

The following table summarizes changes in fair value measurements of the Performance Award during the six months ended June 30, 2023 (in thousands):

Performance Award
Balance as of January 1, 2023	$29
Change in fair value	847
Balance as of June 30, 2023	$876

5. Marketable Debt Securities

The Company’s investments in debt securities are carried at fair value and classified as current assets available-for-sale as they mature within 12 months and represent the investment of funds available for current operations. Unrealized gains and losses on available-for-sale debt securities are included in other comprehensive income or loss, and charged to income or expense in the period when realized. The following tables summarize the gross unrealized gains and losses of the Company’s available-for-sale securities (in thousands):

	As of June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. treasury securities	$133,627	$6	$(37)	$133,596
Total	$133,627	$6	$(37)	$133,596

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. treasury securities	$76,297	$2	$(46)	$76,253
Commercial paper	4,993	—	—	4,993
Total	$81,290	$2	$(46)	$81,246

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Accrued clinical and regulatory	$6,242	$1,872
Accrued contract manufacturing cost	1,535	1,583
Accrued compensation	2,525	807
Accrued other	1,290	565
Total accrued expenses	$11,592	$4,827

7. Leases

The Company’s headquarters are located in Irvine, California, where it leases office space. As of June 30, 2023, the Company leased additional office space located in San Diego, California and in Sandwich, United Kingdom. The lease terms for the Irvine, San Diego, and Sandwich offices extend through November 30, 2026, July 31, 2023, and October 23, 2027, respectively. The Company did not renew the office space located in San Diego upon the expiration of the lease.

Other information related to the Company’s operating leases as of the balance sheet dates presented are as follows:

	As of June 30,
	2023	2022
Weighted incremental borrowing rate	5%	5%
Weighted average remaining lease term (in years)	3.7	4.0
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$142	$266
Lease expense (in thousands)	$241	$241

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

As of June 30, 2023
2023 (remaining six months)	$187
2024	381
2025	381
2026	343
2027	34
Total lease payments	1,326
Less: Imputed interest	(111)
Present value of lease liabilities	$1,215

8. Stockholders’ Equity

On May 8, 2023, the Company completed a public offering in which it sold an aggregate of 7,906,250 shares of common stock, which included the full exercise of the underwriters’ option to purchase an additional 1,031,250 shares of common stock, at a price of $8.00 per share. The Company received total net proceeds from the offering of approximately $58.9 million, after deducting underwriting discounts and commissions and offering expenses.

On May 9, 2023, the Company completed a concurrent private placement in which it sold an aggregate of 625,000 shares of common stock to Abingworth Bioventures 8 L.P., a holder of more than 5% of the Company’s common stock, at a price of $8.00 per share. The Company received total net proceeds of approximately $4.7 million, after deducting advisor fees and other estimated fees and expenses.

9. Stock-Based Compensation

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

Under the 2014 Plan, certain employees were granted the ability to early exercise their options. The shares of common stock issued pursuant to the early exercise of unvested stock options are restricted and continue to vest over the requisite service period after issuance. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. As of June 30, 2023, there were no unvested shares of common stock outstanding that were issued pursuant to the early exercise of stock options.

Shares Reserved for Future Issuance

As of June 30, 2023, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Common stock options outstanding	6,001,185
Unvested restricted stock units	364,500
Available for future grants under the 2021 Equity Incentive Plan	1,543,869
Available for future grants under the 2021 Employee Stock Purchase Plan	546,341
Total shares of common stock reserved	8,455,895

Stock Options

A summary of the Company’s stock option activity and related information during the six months ended June 30, 2023 is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	5,877,745	$4.47	8.2	$907
Granted	382,915	$6.83
Exercised	(77,812)	$1.97
Forfeited/Expired	(181,663)	$5.60
Outstanding at June 30, 2023	6,001,185	$4.62	8.0	$14,005
Vested at June 30, 2023	2,692,861	$4.93	7.1	$5,566
Exercisable at June 30, 2023	3,263,418	$4.92	7.2	$6,509

Options exercisable at June 30, 2023 include vested options and options eligible for early exercise. All outstanding options as of June 30, 2023 are expected to vest.

Unrecognized stock-based compensation expense at June 30, 2023 was $9.9 million, which is expected to be recognized over a weighted-average vesting term of 2.6 years.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Risk-free interest rate	3.8%	3.0%	3.8%	2.3%
Expected volatility	88.4%	84.4%	87.2%	84.9%
Expected term (in years)	5.8	5.8	5.9	5.9
Expected dividend yield	—%	—%	—%	—%

Risk-free interest rate. The Company bases the risk-free interest rate assumption on the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.

Expected volatility. Since the Company does not have sufficient trading history for its common stock the expected volatility assumption is based on a blend of volatilities of the Company’s share price and a peer group of similar companies whose share prices are publicly available. For awards granted prior to April 2023, the expected volatility assumption was based on the volatilities of a peer group of similar companies whose share prices are publicly available. The peer group was developed based on companies in the biotechnology industry.

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

Restricted Stock Units (RSUs)

RSUs consist of performance-based units (PSUs) and market-based units (MSUs). The following table summarizes RSU activity during the six months ended June 30, 2023:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	329,500	$5.70
Granted	40,000	$3.63
Cancelled	(5,000)	$2.14
Unvested at June 30, 2023	364,500	$5.52

Performance-Based Units

The vesting of the PSUs is based on the Company achieving certain regulatory milestones and are subject to the employee’s continued employment with the Company through the achievement date. The fair value of the awards was based on the value of the Company’s common stock at the grant date of the award and expense recognition is based on the probability of achieving the performance conditions. Stock-based compensation expense is adjusted in future periods for subsequent changes in the expected outcome of the performance conditions. The Company had 244,500 unvested shares underlying PSUs as of June 30, 2023. The Company concluded that achievement of the performance conditions was not probable as of June 30, 2023, and therefore no stock-based compensation expense was recognized for the three and six months ended June 30, 2023. As of June 30, 2023, there was $1.6 million of unrecognized stock-based compensation expense related to the PSUs that were deemed not probable of vesting.

Market-Based Units

The vesting of the MSUs is based on the Company’s closing stock price trading above $20 per share for 30 consecutive trading days subject to the employee’s continued employment with the Company through the date of achievement. The fair value was based on Monte Carlo simulation model on the grant date. Stock-based compensation expense is recognized over the derived service period of approximately 3 years. The Company had 120,000 unvested shares underlying MSUs as of June 30, 2023. Stock-based compensation expense related to the MSUs during the three and six months ended June 30, 2023 was immaterial. As of June 30, 2023, there was $0.2 million of unrecognized stock-based compensation expense related to MSUs.

Performance Award

In connection with the CEO’s employment agreement, he is entitled to receive a Performance Award in the amount of $7.5 million, payable in cash, common stock or a combination of cash and common stock, at the election of the Company, in the event that (i) the Company’s market value exceeds $750.0 million utilizing the volume-weighted average of the closing sale price of its common stock on the Nasdaq Stock Market or other principal exchange for each of the 30 trading days immediately prior to the measurement date, or (ii) the fair market value of the net proceeds available for distribution to the Company’s stockholders in connection with a change in control as defined in the Company’s severance benefit plan, as determined in good faith by its board of directors, exceeds $750.0 million. The Company has determined that the Performance Award is subject to ASC 718, Compensation – Stock Compensation and includes both market and performance conditions. Since the Company’s initial public offering (IPO), neither of the events have yet been satisfied. The Company estimated the fair value of the Performance Award at each reporting period using the Monte Carlo simulation (Note 4), which is recognized as stock-based compensation expense over the derived service period.

The Company recognized approximately $0.6 million and $0.8 million in compensation expense related to the change in the fair value of the Performance Award for the three and six months ended June 30, 2023, respectively. The expense is reflected in consolidated statements of operations and comprehensive loss in the general and administrative expense.

2021 Employee Stock Purchase Plan (ESPP)

In March 2021, the Company’s board of directors adopted the ESPP, which became effective immediately prior to the execution of the underwriting agreement in connection with the Company’s IPO. During the six months ended June 30, 2023, 84,296 shares of common stock were purchased under the ESPP.

In September 2021, the Company’s board of directors adopted the Company’s 2021 United Kingdom Sharesave Sub-plan (SAYE). An allocation of 25,875 shares of common stock from the ESPP reserve pool was approved and reserved for issuance under the SAYE. No shares have been issued under the SAYE through June 30, 2023.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense, including expense associated with award modifications for unvested options, reflected in the consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$494	$386	$967	$773
General and administrative	713	620	1,397	1,340
Total	$1,207	$1,006	$2,364	$2,113

10. License Agreement

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

Upon the achievement of certain pre-specified development and regulatory milestones, the Company is also required to pay vTv Therapeutics milestone payments totaling up to $64.5 million. The Company is also required to pay vTv Therapeutics up to $30.0 million in total sales-based milestones upon achievement of certain sales thresholds of the licensed product. As of June 30, 2023, the Company has paid an aggregate of $2.0 million in development and regulatory milestone payments. In addition, the Company is obligated to make royalty payments to vTv Therapeutics at mid-single digit to low teen percentage royalty rates, based on tiers of annual net sales of licensed products, subject to certain customary reductions. There were no milestone payments achieved or recorded for the three and six months ended June 30, 2023 and 2022.

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

Based on these results, we initiated the STRIDE study, a global, randomized, double-blind, placebo-controlled pivotal Phase 2b trial of mavodelpar in adult patients with PMM due to mtDNA defects. We completed enrollment of 213 patients in March 2023, exceeding target enrollment of 200 patients, in the pivotal STRIDE study. We anticipate announcement of topline results in the fourth quarter of 2023 and potential submission of a new drug application (NDA) in the first half of 2024. The STRIDE study is designed to investigate the efficacy and safety of 100 mg mavodelpar administered once-daily over a 24-week period. The primary efficacy endpoint of the trial is the change from baseline in the distance walked during the 12MWT at week 24. Key secondary endpoints include changes from baseline in PROMIS® Short Form Fatigue 13a, Modified Fatigue Impact Scale (MFIS), Patient Global Impression of Change (PGIC), Patient Global Impression of Severity (PGIS), 30 Second Sit-To-Stand (30STS) Test, Brief Pain Inventory (BPI), 36-Item Health Survey (SF-36), Work Productivity and Activity Impairment Questionnaire: Specific Health Problem (WPAI:SHP), and Pedometer Step Count.

We are also conducting the STRIDE AHEAD study, a 24-month, open-label extension (OLE) trial outside of the United States in patients with PMM due to mtDNA. We have enrolled over 130 patients, with over 90 patients reaching at least 6-months of long-term safety exposure in this study. The STRIDE AHEAD study was recently amended to allow enrollment of patients with PMM due to nuclear DNA (nDNA) defects, and initiation of patient screening began in the second quarter of 2023. Based on interactions with the FDA, European Medicines Agency (EMA), and several other national regulatory agencies in Europe, we believe that positive results from the ongoing pivotal STRIDE and STRIDE AHEAD studies could potentially support registration of mavodelpar for adult patients with PMM in the United States and Europe. We intend to submit the data from STRIDE, together with the data from STRIDE AHEAD, to the FDA and the EMA in planned marketing applications in 2024.

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

Upon the achievement of certain pre-specified development and regulatory milestones, we are also required to pay vTv Therapeutics milestone payments totaling up to $64.5 million. We are also required to pay vTv Therapeutics up to $30.0 million in total sales-based milestones upon achievement of certain sales thresholds of the licensed product. As of June 30, 2023, we have paid an aggregate of $2.0 million in development and regulatory milestone payments. In addition, we are obligated to make tiered royalty payments to vTv Therapeutics at mid-single digit to low teen percentage royalty rates, based on tiers of annual net sales of licensed products, subject to certain customary reductions. There were no milestone payments achieved or recorded for the three and six months ended June 30, 2023 and 2022.

Components of Our Results of Operations

Operating Expenses

Research and Development

Research and development expenses primarily relate to preclinical and clinical development of mavodelpar and include:

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
•
expenses related to medical affairs activities, including field teams to initiate relevant disease education and publications;
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

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Clinical and regulatory	$6,979	$3,877	$13,036	$8,588
Contract manufacturing cost	3,124	1,994	5,152	4,333
Nonclinical	1,843	1,091	3,087	2,483
Medical affairs	1,648	84	2,666	276
Research and development-other expense	806	1,086	1,448	1,730
Total	$14,400	$8,132	$25,389	$17,410

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

•
uncertainties in patient enrollment or drop out or discontinuation rates;
•
potential additional safety monitoring requested by regulatory agencies;
•
the duration of patient participation in the trials and follow-up;
•
the safety and efficacy of our product candidate;
•
the cost and timing of manufacturing our product candidates; and
•
the extent to which we establish strategic collaborations or other arrangements.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits, and stock-based compensation expense for personnel in executive, finance and administrative functions. General and administrative expenses also include professional fees for accounting, legal, and commercial development, corporate facility costs not otherwise included in research and development expenses, and insurance.

We expect our general and administrative expenses to increase for the foreseeable future to support overall growth of our corporate infrastructure, as well as our commercial development activities.

Other Income

Other income consists of interest income on our cash, cash equivalents and short-term investments.

Results of Operations

Comparison of Three Months Ended June 30, 2023 and 2022 (Unaudited)

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Operating expenses:
Research and development	$14,400	$8,132	$6,268
General and administrative	6,639	4,299	2,340
Total operating expenses	21,039	12,431	8,608
Loss from operations	(21,039)	(12,431)	(8,608)
Other income	1,508	119	1,389
Net loss	$(19,531)	$(12,312)	$(7,219)

Research and Development

Research and development expenses for the three months ended June 30, 2023 were $14.4 million, compared to $8.1 million for the three months ended June 30, 2022. This increase of $6.3 million was primarily due to an increase of $4.7 million related to clinical and contract manufacturing costs to support the marketing registration for mavodelpar, an increase of $1.0 million in personal-related costs due to additional headcount, and an increase of $0.6 million in medical affairs costs.

General and Administrative

General and administrative expenses for the three months ended June 30, 2023 were $6.6 million, compared to $4.3 million for the three months ended June 30, 2022. This increase of $2.3 million was primarily due to an increase of $1.2 million in commercial development activities and an increase of $1.0 million in facility and personnel-related costs due to additional headcount.

Other Income

The increase in other income for the three months ended June 30, 2023, compared to the same period in the prior year was due to a higher interest rate earned on our short-term investments and an increase in short-term investment balance.

Comparison of Six Months Ended June 30, 2023 and 2022 (Unaudited)

The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Operating expenses:
Research and development	$25,389	$17,410	$7,979
General and administrative	11,771	8,036	3,735
Total operating expenses	37,160	25,446	11,714
Loss from operations	(37,160)	(25,446)	(11,714)
Other income	2,522	98	2,424
Net loss	$(34,638)	$(25,348)	$(9,290)

Research and Development

Research and development expenses for the six months ended June 30, 2023 were $25.4 million, compared to $17.4 million for the six months ended June 30, 2022. This increase of $8.0 million was primarily due to an increase of $5.0 million related to clinical and contract manufacturing costs to support the marketing registration for mavodelpar, an increase of $1.7 million in personal-related costs due to additional headcount, and an increase of $0.9 million in medical affairs costs.

General and Administrative

General and administrative expenses for the six months ended June 30, 2023 were $11.8 million, compared to $8.0 million for the six months ended June 30, 2022. This increase of $3.7 million was primarily due to an increase of $2.0 million in facility and personnel-related costs due to additional headcount and an increase of $1.5 million in commercial development activities.

Other Income

The increase in other income for the six months ended June 30, 2023, compared to the same period in the prior year was due to a higher interest rate earned on our short-term investments and an increase in short-term investment balance.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities. We have not generated any revenue from the sale of any products. As of June 30, 2023, we had available cash, cash equivalents and short-term investments of approximately $142.7 million.

In May 2022, we entered into an at-the-market equity offering sales agreement with SVB Securities LLC (ATM facility) under which we may offer and sell, from time to time, at our sole discretion, up to $20.0 million in shares of our common stock. As of June 30, 2023, we have sold and issued approximately 500,000 shares of our common stock pursuant to the ATM facility at a weighted-average price of $2.48 per share, resulting in aggregate gross proceeds to us of $1.2 million. Sales commissions to SVB Securities LLC and other issuance expenses were immaterial. The remaining capacity under the ATM facility was approximately $18.8 million in shares of common stock as of June 30, 2023.

In May 2023, we completed a public offering in which we sold an aggregate of 7,906,250 shares of common stock which included the full exercise of the underwriters’ option to purchase an additional 1,031,250 shares of common stock, at a price of $8.00 per share. Total net proceeds from the public offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $58.9 million.

Also, in May 2023, we completed a concurrent private placement in which we sold an aggregate of 625,000 shares of common stock to Abingworth Bioventures 8 L.P. (Abingworth), a holder of more than 5% of our common stock, at a price of $8.00 per share (the Private Placement). Total net proceeds from the Private Placement, after deducting advisor fees and other estimated fees and expenses, were approximately $4.7 million.

Operating Capital Requirements

From our inception in 2014, we have incurred significant losses and negative cash flows from operations. For the three and six months ended June 30, 2023, we had a net loss of $19.5 million and $34.6 million, respectively, and used $25.2 million cash in operating activities during the six months ended June 30, 2023. Since inception through June 30, 2023, we have an accumulated deficit of $171.3 million.

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

As of June 30, 2023, we have cash, cash equivalents and short-term investments of $142.7 million, which we expect will be sufficient to fund operations beyond the potential submission of a new drug application for mavodelpar for treatment of PMM in the United States anticipated in first half of 2024. However, based on the anticipated increase in sales and marketing expenses for mavodelpar, management has concluded that substantial doubt exists about our ability to continue as a going concern for more than one year from the date of the filing of this Quarterly Report on Form 10-Q. Management plans to alleviate this risk by raising additional capital through public or private equity offerings or debt financings, credit or loan facilities, collaborations, strategic alliances, licensing arrangements or a combination of one or more of these funding sources. In addition, we have the ability to defer certain commercial activities until additional capital is received.

There can be no assurance that we will be successful in obtaining additional funding, that our projections of our future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could negatively impact our business, results of operations, and future prospects. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, disruptions to, and volatility in, financial markets in the United States and worldwide, including those resulting from infectious diseases, bank failures, actual or perceived changes in interest rates and economic inflation. We may not be able to secure additional financing in a timely manner or on favorable terms, if at all. In addition, successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure.

Cash Flows

The following table summarizes our cash flows (unaudited and in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(25,162)	$(20,955)
Net cash (used in) provided by investing activities	(50,504)	14,510
Net cash provided by financing activities	64,820	49
Net decrease in cash and cash equivalents	$(10,846)	$(6,396)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $25.2 million, consisting primarily of our net loss of $34.6 million adjusted for non-cash items of $1.5 million primarily due to $2.4 million of stock-based compensation expense and $0.8 million in fair value of a performance award, offset by $2.0 million of amortization/accretion on short term investments and a $7.9 million net change in operating assets and liabilities. The change in our net operating assets and liabilities was primarily due to a decrease in prepaid and other current assets of $1.3 million and an increase in accounts payable and accrued expenses of $6.8 million due to timing of receipt of invoices and payments.

Net cash used in operating activities for the six months ended June 30, 2022 was $21.0 million, consisting primarily of our net loss of $25.3 million adjusted for non-cash items of $2.0 million primarily due to stock-based compensation expense and a $2.4 million net change in operating assets and liabilities. The change in our net operating assets and liabilities was primarily due to an increase in accrued expenses of $1.7 million due to timing of receipt of invoices and payments and a decrease in prepaid and other current assets of $0.9 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 was $50.5 million consisting primarily of the net purchase of available-for-sale short-term investments.

Net cash provided by investing activities for the six months ended June 30, 2022 was $14.5 million, consisting primarily of the net sales of available-for-sale short-term investments.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 was $64.8 million consisting primarily of the net proceeds of $58.9 million, $4.7 million, and $1.0 million from the sale of common stock in our May 2023 public offering, the Private Placement, and the ATM facility, respectively.

Net cash provided by financing activities for the six months ended June 30, 2022 was immaterial.

Material Cash Requirements

The discussion below summarizes our significant contractual obligations and commitments as of June 30, 2023.

Leases. See Note 7 of Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our leases, including the future operating lease minimum payments.

Performance Award. See Note 9 of Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding a special performance award that our chief executive officer may be entitled to receive, including the maximum payout.

vTv License Agreement. See Note 10 of Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding the vTv License Agreement, including potential milestone and royalty payments.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022, and the notes to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2023, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our principal executive officer and our principal financial officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant net losses since our inception. If mavodelpar is not successfully developed and approved in the United States or Europe, we may never generate any revenue. For the six months ended June 30, 2023 and 2022, we reported a net loss of $34.6 million and $25.3 million, respectively. As of June 30, 2023, we had an accumulated deficit of $171.3 million.

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

As of June 30, 2023, we had cash, cash equivalents and short-term investments of $142.7 million. Based on our current operating plan, we believe that our cash, cash equivalents and short-term investments as of June 30, 2023, will be sufficient to fund operations beyond the potential submission of a new drug application for mavodelpar for treatment of PMM in the United States anticipated in the first half of 2024. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future capital requirements will depend on many factors, including:

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

Until such time as we can generate significant revenue from sales of our product candidate, if ever, we expect to finance our operations through public or private equity offerings or debt financings, credit or loan facilities, collaborations, strategic alliances, licensing arrangements or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. In April 2023, we entered into a non-binding term sheet for a structured royalty financing of up to $100.0 million in conditional tranched funding, but ultimately determined not to pursue the transaction contemplated by the term sheet.

In May 2022, we entered into the ATM facility with SVB Securities LLC under which we may offer and sell, from time to time, at our sole discretion, up to $20.0 million in shares of our common stock. As of June 30, 2023, the remaining capacity under the ATM facility was approximately $18.8 million in shares of common stock.

In May 2023, we completed a public offering in which we sold an aggregate of 7,906,250 shares of common stock, which included the full exercise of the underwriters’ option to purchase an additional 1,031,250 shares of common stock, at a price of $8.00 per share. Total net proceeds from this offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $58.9 million.

Also, in May 2023, we completed the Private Placement in which we sold an aggregate of 625,000 shares of common stock to Abingworth, a holder of more than 5% of our common stock, at a price of $8.00 per share. Total net proceeds from the Private Placement, after deducting advisor fees and other estimated fees and expenses, were approximately $4.7 million.

Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, including those resulting from infectious diseases, bank failures, actual or perceived changes in interest rates and economic inflation. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of mavodelpar or other research and development initiatives. We also could be required to seek collaborators for mavodelpar and any future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to mavodelpar and any future product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

Further, if patients drop out of our clinical trials, miss scheduled doses or follow-up visits, or otherwise fail to follow clinical trial protocols, the integrity of data from our clinical trials may be compromised or not accepted by the FDA, EMA or other regulatory authorities, which would represent a significant setback for the applicable program.

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

We are unable to predict with confidence the likelihood or duration of such patient enrollment delays and difficulties. If patient enrollment is delayed for an extended period of time, our clinical trials could be delayed or otherwise adversely affected.

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

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or ECs of the institutions in which such trials are being conducted or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Currently, the FDA and other foreign regulatory agencies have placed a class-wide requirement on all PPAR agonists asking sponsors to complete the two-year rat and mouse carcinogenicity studies before conducting studies longer than six-months in duration. As a result, it may take longer to enroll patients in the long-term safety trial, which could adversely affect the timing of our regulatory submissions for marketing approval. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing, or successful completion of a clinical trial.

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

Our business has been and could continue to be adversely affected by the COVID-19 pandemic in regions where we or third parties on which we rely have significant manufacturing facilities, clinical trial sites or other business operations. The COVID-19 pandemic could adversely affect our operations, as well as the business or operations of our manufacturers, CROs, or other third parties with whom we conduct business.*

Our business has been and could continue to be adversely affected by the COVID-19 pandemic and we may experience ongoing disruptions that could severely impact our business and clinical trials.

Our clinical trials have been, and may in the future be, affected by the COVID-19 pandemic. For example, as a result of the COVID-19 pandemic, our Phase 1b study of mavodelpar in patients with PMM was closed early and we temporarily paused enrollment in our other Phase 1b studies. In particular, we have and could continue to experience slowdown of patient enrollment and patient scheduled visits in all of our ongoing and future clinical trials.

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

We cannot predict future disruptions to the company which may occur due to COVID-19. We continue to monitor the status of COVID-19 and will adjust our strategy accordingly in order to mitigate the impact on our business operations.

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

At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain high-cost, single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Under the IRA, certain categories of drugs are excluded from price negotiations, including drugs that receive orphan drug designation as the only FDA-approved indication. While we have obtained orphan drug designation for mavodelpar, if we seek additional indications, or fail to maintain our orphan drug status, we may become subject to the price negotiation process. This could reduce the ultimate price that we receive for mavodelpar, which could negatively affect our business, results of operations, financial conditions, and prospects. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

We conduct our operations in Irvine, California and Sandwich, United Kingdom (UK) as well as remotely as a hybrid office/virtual organization. These regions serve as the headquarters to many other biotechnology and pharmaceutical companies and academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. The withdrawal of the UK from the EU may also negatively affect our ability to attract and retain employees, particularly those from the EU.

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

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of June 30, 2023, we had 51 employees. As our development and commercialization plans and strategies develop, we expect to need additional development, managerial, operational, financial, sales, marketing, and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.*

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data (collectively, sensitive data). Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, external and internal privacy and security policies, contractual obligations, and other obligations relating to data privacy and security.

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

Outside the United States, an increasing number of laws, and regulations govern data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR), the United Kingdom’s GDPR (UK GDPR), Canada’s Personal Information Protection and Electronic Documents Act (PIPEDA), Australia’s Privacy Act, and New Zealand’s Privacy Act, impose strict requirements for processing personal data. For example, under the EU GDPR and UK GDPR, companies may face temporary or definitive bans on data processing and other corrective actions, fines of up to 20 million euros or 17.5 million pounds, respectively, or 4% of annual global revenue, in each case, whichever is greater, or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws they generally believe are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s international data transfer agreement/addendum, and the EU-U.S. Data Privacy Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA and the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. These challenges and risks concerning cross-border transfers of personal data out of the EEA and UK to recipients in other jurisdictions, notably recipients in the United States, may be of particular significance to us and our operations as the majority of the trials we conduct take place in locations outside the United States, with a large number occurring in the EEA or UK. Furthermore, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. In addition to data privacy and security laws, we are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.

Our employees and personnel may use generative artificial intelligence (AI) technologies to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various privacy laws and other privacy or legal obligations (such as copyright infringement). Governments have passed and are likely to pass additional laws regulating generative AI. Any use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages. We publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, marketing materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

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

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties upon which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data.

In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.

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
•
a decline in our share price.

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We currently carry an aggregate of up to $7.0 million of product liability insurance covering our clinical trials. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. If we determine that it is prudent to increase our product liability coverage due to the commercial launch of any approved product, we may be unable to obtain such increased coverage on acceptable terms, or at all. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

We rely on third parties to conduct, supervise, and monitor our clinical trials. If these third parties do not successfully carry out their contractual duties, meet rigorously enforced regulatory requirements, or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize mavodelpar.*

We currently rely on, and intend to continue relying on, third-party CROs in connection with our clinical trials for mavodelpar. We control or will control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with applicable protocol, legal, regulatory, and scientific standards, and our reliance on our CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these CROs fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, such regulatory authorities may determine that our clinical trials do not comply with the GCP regulations. In addition, our clinical trials must be conducted with drug product produced under cGMP regulations and will require a large number of test subjects. Our failure or any failure by our CROs to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of our CROs violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

In addition, quarantines, shelter-in-place, and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to infectious diseases could impact personnel at our CROs, which could disrupt our clinical timelines, which could have a material adverse impact on our business, prospects, financial condition, and results of operations.

We rely completely on third parties to manufacture our preclinical and clinical drug supplies and we intend to rely on third parties to produce commercial supplies of mavodelpar and any future product candidates, if approved, and these third parties may fail to obtain and maintain regulatory approval for their facilities, fail to provide us with sufficient quantities of drug product or fail to do so at acceptable quality levels or prices.*

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our clinical drug supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture mavodelpar and any future product candidates on a clinical or commercial scale. Instead, we rely on contract manufacturers for such production.

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

In addition, the manufacture of pharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state, and foreign regulations. Furthermore, if contaminants are discovered in our supply of mavodelpar or any future product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any stability or other issues relating to the manufacture of mavodelpar may occur in the future. In addition, quarantines, shelter-in-place, and similar government orders, or the perception that such orders, shutdowns, or other restrictions on the conduct of business operations could occur, related to infectious diseases could impact personnel at our third-party manufacturing facilities upon which we rely, or the availability or cost of materials, which could disrupt the supply chain for our product candidates. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide our product candidate to patients in clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

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

Risks Related to Our Intellectual Property

Our success depends on our ability to obtain and maintain sufficient intellectual property protection for mavodelpar, any future product candidates, and other proprietary technologies.*

Our commercial success will depend in part on our ability to obtain and maintain a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to mavodelpar, any future product candidates, and other proprietary technologies we develop. If we are unable to obtain or maintain patent protection with respect to mavodelpar, any future product candidates, and other proprietary technologies we may develop, our business, financial condition, results of operations, and prospects could be materially harmed.

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

In addition to the licensed vTv Therapeutics patents and applications relating to mavodelpar, we have filed our own patent applications. We co-own one pending application in the United States and five pending applications in foreign countries, and own three pending applications in the United States, one pending international patent application, an issued patent in a foreign country, and over 25 pending applications in foreign countries, directed to various methods of use of mavodelpar. These pending patent applications, if issued, would be expected to expire between 2040 and 2043, absent any patent term adjustments or extensions. We also own two issued patents in the United States, two pending applications in the United States, and over 25 pending applications in foreign countries directed to methods of manufacturing, and crystalline forms (polymorphs) of mavodelpar. The issued patents, and pending patent applications if issued, are expected to expire in 2041, absent any patent term adjustments or extensions. Patents related to mavodelpar may be eligible for patent term extensions in certain jurisdictions, including up to five years in both the United States and the EU, upon approval of a commercial use of the corresponding product by a regulatory agency in the jurisdiction where the patent was granted.

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

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.*

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting our product candidates by obtaining and defending patents. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent process. Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on any issued patents and/or applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ an outside firm and rely on our outside counsel to pay these fees due to foreign patent agencies. While an inadvertent lapse may sometimes be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If such event were to occur, our competitors might be able to enter the market with similar or identical products or technology earlier than should otherwise have been the case, which would have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Composition of matter patents for pharmaceutical product candidates, in particular patents with claims covering the molecular structure of the active pharmaceutical ingredient, often provide the strongest form of intellectual property protection for those types of products, as such patents provide protection without regard to any variations in formulation, method of use, or manufacturing process of the product. While we have an exclusive license to compositions of matter patents covering the molecular structure of mavodelpar, those patents will likely expire, absent patent term adjustment or extension, before the expiration of any regulatory exclusivity period that we may receive for mavodelpar. We also own two issued patents in the United States, that are expected to expire in 2041, absent any patent term adjustments or extensions, one pending application in the United States, and 15 pending applications in foreign countries directed to polymorphs of mavodelpar. We cannot be certain that the claims in our pending patent applications directed to the polymorphs of mavodelpar will be considered patentable by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute. Method of synthesis patents protect the method used to manufacture a product. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product so long as it is made in a different way.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology or pharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. As an example, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which is subject to the jurisdiction of the Unitary Patent Court (UPC). The option of a Unitary Patent will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

We are generally also subject to all of the same risks with respect to protection of intellectual property that we license as we are for intellectual property that we own, which are described herein. If we or our licensor(s) fail to adequately protect this intellectual property, our ability to develop, manufacture or commercialize products could suffer.

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
•
our commencement of, or involvement in, litigation; and
•
general political and economic conditions, including those resulting from infectious diseases, and bank failures.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2023, there were 33,800,788 shares of our common stock outstanding.

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

Further, the holders of 13,574,699 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that we will need significant additional capital in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities, and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock. As of June 30, 2023, the remaining capacity under the ATM facility was approximately $18.8 million in shares of common stock.

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

We and the third-parties upon which we rely are subject to a variety of evolving threats including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as computer viruses or bugs), misconduct or error by employees or contractors, malware (including as a result of advanced persistent threat intrusions), ransomware, supply chain attacks, natural disasters, terrorism, war, telecommunication and electrical failure, adware, denial of service attacks (such as credential stuffing), credential harvesting, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of the Company could be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendors’ use of generative AI technologies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On May 9, 2023, we completed the Private Placement, in which we sold an aggregate of 625,000 shares of common stock to Abingworth, a holder of more than 5% of our common stock, at a price of $8.00 per share. Total net proceeds from the Private Placement, after deducting advisor fees and other estimated fees and expenses, were approximately $4.7 million. The Private Placement was made in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) thereof.

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

As of June 30, 2023, we have used approximately $6.7 million of the net proceeds from our IPO. We have invested the remaining net proceeds in highly liquid money market funds and short-term investments. The remaining net proceeds from the IPO will be used, together with our cash, cash equivalents, and short-term investments, to fund continued research and development of mavodelpar in patients with PMM and LC-FAOD, other clinical trials and preclinical studies, and commercial readiness preparations, and to provide funds for working capital and other general purposes. None of the offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

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

Date: August 10, 2023

RENEO PHARMACEUTICALS, INC.

By:	/s/ Gregory J. Flesher
Name:	Gregory J. Flesher
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jennifer P. Lam
Name:	Jennifer P. Lam
Title:	Senior Vice President, Finance and Administration
(Principal Financial and Accounting Officer)