Form 10-Q
period 2023-09-30
Reneo Pharmaceuticals, Inc.
filed 2023-11-13
CIK 1637715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 9, 2023, there were 33,311,787 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RENEO PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(In thousands, except share and par value data)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,737	$19,927
Short-term investments	113,877	81,246
Prepaid expenses and other current assets	3,158	5,180
Total current assets	128,772	106,353
Property and equipment, net	529	453
Right-of-use assets	1,006	1,292
Other non-current assets	81	84
Total assets	$130,388	$108,182
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,473	$1,893
Accrued expenses	10,765	4,827
Operating lease liabilities, current portion	325	404
Total current liabilities	13,563	7,124
Operating lease liabilities, less current portion	812	1,059
Performance award	1,069	29
Total liabilities	15,444	8,212
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2023 and December 31, 2022; 33,872,166 and 24,699,553 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	305,479	236,693
Accumulated deficit	(190,517)	(136,683)
Accumulated other comprehensive loss	(21)	(43)
Total stockholders’ equity	114,944	99,970
Total liabilities and stockholders’ equity	$130,388	$108,182

The accompanying notes are an integral part of these consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$13,622	$9,938	$39,009	$27,348
General and administrative	7,266	3,902	19,038	11,938
Total operating expenses	20,888	13,840	58,047	39,286
Loss from operations	(20,888)	(13,840)	(58,047)	(39,286)
Other income	1,692	833	4,213	931
Net loss	(19,196)	(13,007)	(53,834)	(38,355)
Unrealized gain (loss) on short-term investments	10	(194)	22	(60)
Comprehensive loss	$(19,186)	$(13,201)	$(53,812)	$(38,415)
Net loss per share attributable to common stockholders, basic and diluted	$(0.57)	$(0.53)	$(1.81)	$(1.57)
Weighted-average shares used in computing net loss per share, basic and diluted	33,807,945	24,496,313	29,718,689	24,472,974

The accompanying notes are an integral part of these consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances, December 31, 2022	24,699,553	$3	$236,693	$(43)	$(136,683)	$99,970
Stock based compensation	—	—	1,157	—	—	1,157
Issuance of common stock in connection with at-the-market facility, net of issuance costs	407,877	—	1,009	—	—	1,009
Other comprehensive income	—	—	—	55	—	55
Net loss	—	—	—	—	(15,107)	(15,107)
Balances, March 31, 2023	25,107,430	$3	$238,859	$12	$(151,790)	$87,084
Issuance of common stock in public offering, net of offering costs	7,906,250	—	58,862	—	—	58,862
Issuance of common stock in private placement, net of offering costs	625,000	—	4,667	—	—	4,667
Stock based compensation	—	—	1,207	—	—	1,207
Issuance of common stock in connection with equity plans	162,108	—	282	—	—	282
Other comprehensive loss	—	—	—	(43)		(43)
Net loss	—	—	—	—	(19,531)	(19,531)
Balances, June 30, 2023	33,800,788	$3	$303,877	$(31)	$(171,321)	$132,528
Stock based compensation	—	—	1,429	—	—	1,429
Issuance of common stock in connection with equity plans	71,378	—	173	—	—	173
Other comprehensive income	—	—	—	10	—	10
Net loss	—	—	—	—	(19,196)	(19,196)
Balances, September 30, 2023	33,872,166	$3	$305,479	$(21)	$(190,517)	$114,944

RENEO PHARMACEUTICALS, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Continued)

(In thousands, except share data)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances, December 31, 2021	24,455,390	$3	$231,902	$34	$(84,728)	$147,211
Stock based compensation	—	—	1,107	—	—	1,107
Issuance of common stock in connection with equity plans	3,160	—	6	—	—	6
Other comprehensive income	—	—	—	30	—	30
Net loss	—	—	—	—	(13,036)	(13,036)
Balances, March 31, 2022	24,458,550	$3	$233,015	$64	$(97,764)	$135,318
Stock based compensation	—	—	1,006	—	—	1,006
Issuance of common stock in connection with equity plans	21,096	—	41	—	—	41
Other comprehensive income	—	—	—	104	—	104
Net loss	—	—	—	—	(12,312)	(12,312)
Balances, June 30, 2022	24,479,646	$3	$234,062	$168	$(110,076)	$124,157
Stock based compensation	—	—	990	—	—	990
Issuance of common stock in connection with equity plans	50,000	—	99	—	—	99
Other comprehensive loss	—	—	—	(194)	—	(194)
Net loss	—	—	—	—	(13,007)	(13,007)
Balances, September 30, 2022	24,529,646	$3	$235,151	$(26)	$(123,083)	$112,045

The accompanying notes are an integral part of these consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(53,834)	$(38,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,793	3,103
Depreciation and amortization	126	63
Amortization/accretion on short-term investments	(3,551)	(169)
Changes in the fair value of performance award	1,040	(378)
Non-cash lease expense	354	338
Loss on disposal of fixed asset	5	3
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,025	1,146
Accounts payable and accrued expenses	6,507	2,838
Operating lease liabilities	(394)	(338)
Net cash used in operating activities	(43,929)	(31,749)
Cash flows from investing activities
Purchases of property and equipment	(196)	(96)
Purchase of available-for-sale short-term investments	(190,058)	(67,329)
Proceeds from maturities of available-for-sale short-term investments	161,000	36,500
Net cash used in by investing activities	(29,254)	(30,925)
Cash flows from financing activities
Proceeds from public offering of common stock, net of offering costs	58,862	—
Proceeds from private placement of common stock, net of offering costs	4,667	—
Proceeds from issuance of common stock under the at-the-market facility, net of offering costs	1,009	—
Proceeds from issuance of common stock in connection with equity plans	455	146
Net cash provided by financing activities	64,993	146
Net decrease in cash and cash equivalents	(8,190)	(62,528)
Cash and cash equivalents, beginning of period	19,927	124,660
Cash and cash equivalents, end of period	$11,737	$62,132
Noncash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$—	$1,524
Noncash investing and financing activities:
Property and equipment in accounts payable	$11	$—

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

Liquidity

From its inception in 2014, the Company has incurred significant losses and negative cash flows from operations. For the three and nine months ended September 30, 2023, the Company had a net loss of $19.2 million and $53.8 million, respectively, and used $43.9 million of cash in operating activities during the nine months ended September 30, 2023. As of September 30, 2023, the Company had an accumulated deficit of $190.5 million.

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

As of September 30, 2023, the Company had cash, cash equivalents and short-term investments of $125.6 million, which the Company expects are sufficient to fund operations through the potential submission of a new drug application for mavodelpar for the treatment of primary mitochondrial myopathies in the United States anticipated in the first half of 2024, however, based on the anticipated increase in commercial development expenses for mavodelpar, not for more than one year from the date of the filing of this Quarterly Report on Form 10-Q. Accordingly, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. Management plans to alleviate this risk by raising additional capital through public or private equity offerings or debt financings, credit or loan facilities, collaborations, strategic alliances, licensing arrangements or a combination of one or more of these funding sources. In addition, the Company has the ability to defer certain commercial development activities until additional capital is received.

There can be no assurance that the Company will be successful in obtaining additional funding, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could negatively impact the Company’s business, results of operations, and future prospects. The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, disruptions to, and volatility in, financial markets in the United States and worldwide, including those resulting from armed conflicts, infectious diseases, bank failures, actual or perceived changes in interest rates and economic inflation. The Company may not be able to secure additional financing in a timely manner or on favorable terms, if at all. In addition, successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.

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

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of September 30, 2023; all intercompany transactions and balances have been eliminated.

Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of these consolidated financial statements for the nine months ended September 30, 2023 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

3. Net Loss Per Share

The Company computes basic loss per share by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock shares to be issued upon exercise of all outstanding stock options and restricted stock units were excluded from the diluted net loss per share calculation for the three and nine months ended September 30, 2023 and 2022 because such shares are anti-dilutive.

Historical outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following:

	As of September 30,
	2023	2022
Common stock options outstanding	6,095,807	4,470,120
Unvested restricted stock units	441,500	309,500
Total	6,537,307	4,779,620

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

No assets or liabilities were transferred into or out of their classifications during the nine months ended September 30, 2023.

The recurring fair value measurement of the Company’s assets and liabilities measured at fair value at September 30, 2023 consisted of the following (in thousands):

	Quoted Prices in Active Markets For Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents:
Money market investments	$4,946	$—	$—	$4,946
Short-term investments:
U.S. treasury securities	—	113,877	—	113,877
Total	$4,946	$113,877	$—	$118,823
Liabilities
Performance award	$—	$—	$1,069	$1,069
Total	$—	$—	$1,069	$1,069

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

The following table summarizes changes in fair value measurements of the Performance Award during the nine months ended September 30, 2023 (in thousands):

Performance Award
Balance as of January 1, 2023	$29
Change in fair value	1,040
Balance as of September 30, 2023	$1,069

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

	As of September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. treasury securities	$113,898	$1	$(22)	$113,877
Total	$113,898	$1	$(22)	$113,877

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. treasury securities	$76,297	$2	$(46)	$76,253
Commercial paper	4,993	—	—	4,993
Total	$81,290	$2	$(46)	$81,246

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Accrued clinical and regulatory	$5,176	$1,872
Accrued contract manufacturing cost	1,005	1,583
Accrued compensation	3,830	807
Accrued other	754	565
Total accrued expenses	$10,765	$4,827

7. Leases

The Company’s headquarters are located in Irvine, California, where it leases office space. The Company leases additional office space located in Sandwich, United Kingdom. The lease terms for the Irvine and Sandwich offices extend through November 30, 2026 and October 23, 2027, respectively.

Other information related to the Company’s operating leases as of the balance sheet dates presented are as follows:

	As of September 30,
	2023	2022
Weighted incremental borrowing rate	5%	5%
Weighted average remaining lease term (in years)	3.4	3.8
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$430	$397
Lease expense (in thousands)	$354	$338

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

As of September 30, 2023
2023 (remaining three months)	$94
2024	381
2025	381
2026	343
2027	34
Total lease payments	1,233
Less: Imputed interest	(96)
Present value of lease liabilities	$1,137

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

Under the 2014 Plan, certain employees were granted the ability to early exercise their options. The shares of common stock issued pursuant to the early exercise of unvested stock options are restricted and continue to vest over the requisite service period after issuance. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. As of September 30, 2023, there were no unvested shares of common stock outstanding that were issued pursuant to the early exercise of stock options.

Shares Reserved for Future Issuance

As of September 30, 2023, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Common stock options outstanding	6,095,807
Unvested restricted stock units	441,500
Available for future grants under the 2021 Equity Incentive Plan	1,300,869
Available for future grants under the 2021 Employee Stock Purchase Plan	546,341
Total shares of common stock reserved	8,384,517

Stock Options

A summary of the Company’s stock option activity and related information during the nine months ended September 30, 2023 is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	5,877,745	$4.47	8.2	$907
Granted	548,915	$6.88
Exercised	(149,190)	$2.15
Forfeited/Expired	(181,663)	$5.60
Outstanding at September 30, 2023	6,095,807	$4.71	7.8	$19,172
Vested at September 30, 2023	2,946,079	$4.94	7.0	$8,770
Exercisable at September 30, 2023	3,416,089	$4.52	6.8	$10,045

Options exercisable at September 30, 2023 include vested options and options eligible for early exercise. All outstanding options as of September 30, 2023 are expected to vest.

Unrecognized stock-based compensation expense at September 30, 2023 was $9.5 million, which is expected to be recognized over a weighted-average vesting term of 2.4 years.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Risk-free interest rate	4.3%	3.1%	4.0%	2.5%
Expected volatility	91.2%	93.6%	88.4%	87.2%
Expected term (in years)	6.1	6.0	5.9	5.9
Expected dividend yield	—%	—%	—%	—%

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

Restricted Stock Units (RSUs)

RSUs consist of time-based units (TSUs), performance-based units (PSUs) and market-based units (MSUs). The following table summarizes RSU activity during the nine months ended September 30, 2023:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	329,500	$5.70
Granted	117,000	$5.72
Cancelled	(5,000)	$2.14
Unvested at September 30, 2023	441,500	$5.75

Time-Based Units

TSUs typically vest over four years, with 25% vesting on the one-year anniversary of the employee’s hire date and the remainder vesting monthly or quarterly over the following three years subject to the employee’s continued employment with the Company through the vesting dates. The fair value of the awards was based on the value of the Company’s common stock at the grant date of the award and expense is recognized on a straight-line basis. The Company had 57,000 unvested shares underlying TSUs as of September 30, 2023. Unrecognized stock-based compensation expense at September 30, 2023 was $0.4 million, which is expected to be recognized over a weighted-average vesting term of 2.1 years. Stock-based compensation expense related to the TSUs during the three and nine months ended September 30, 2023 was immaterial.

Performance-Based Units

The vesting of the PSUs is based on the Company achieving certain milestones and are subject to the employee’s continued employment with the Company through the achievement date. The fair value of the awards was based on the value of the Company’s common stock at the grant date of the award and expense recognition is based on the probability of achieving the performance conditions. Stock-based compensation expense is adjusted in future periods for subsequent changes in the expected outcome of the performance conditions. The Company had 264,500 unvested shares underlying PSUs as of September 30, 2023. The Company concluded that achievement of the performance conditions was not probable as of September 30, 2023, and therefore no stock-based compensation expense was recognized for the three and nine months ended September 30, 2023. As of September 30, 2023, there was $1.7 million of unrecognized stock-based compensation expense related to the PSUs that were deemed not probable of vesting.

Market-Based Units

The vesting of the MSUs is based on the Company’s closing stock price trading above $20 per share for 30 consecutive trading days subject to the employee’s continued employment with the Company through the date of achievement. The fair value was based on Monte Carlo simulation model on the grant date. Stock-based compensation expense is recognized over the derived service period of approximately 3 years. The Company had 120,000 unvested shares underlying MSUs as of September 30, 2023. Stock-based compensation expense related to the MSUs during the three and nine months ended September 30, 2023 was immaterial. As of September 30, 2023, there was $0.2 million of unrecognized stock-based compensation expense related to MSUs.

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

The Company recognized approximately $0.2 million and $1.0 million in compensation expense related to the change in the fair value of the Performance Award for the three and nine months ended September 30, 2023, respectively. The expense is reflected in consolidated statements of operations and comprehensive loss in the general and administrative expense.

2021 Employee Stock Purchase Plan (ESPP)

In March 2021, the Company’s board of directors adopted the ESPP, which became effective immediately prior to the execution of the underwriting agreement in connection with the Company’s IPO. During the nine months ended September 30, 2023, 188,015 shares of common stock were purchased under the ESPP.

In September 2021, the Company’s board of directors adopted the Company’s 2021 United Kingdom Sharesave Sub-plan (SAYE). An allocation of 25,875 shares of common stock from the ESPP reserve pool was approved and reserved for issuance under the SAYE. No shares have been issued under the SAYE through September 30, 2023.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense, including expense associated with options, TSUs, MSUs and award modifications for unvested options, reflected in the consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$537	$411	$1,504	$1,184
General and administrative	892	579	2,289	1,919
Total	$1,429	$990	$3,793	$3,103

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

Upon the achievement of certain pre-specified development and regulatory milestones, the Company is also required to pay vTv Therapeutics milestone payments totaling up to $64.5 million. The Company is also required to pay vTv Therapeutics up to $30.0 million in total sales-based milestones upon achievement of certain sales thresholds of the licensed product. As of September 30, 2023, the Company has paid an aggregate of $2.0 million in development and regulatory milestone payments. In addition, the Company is obligated to make royalty payments to vTv Therapeutics at mid-single digit to low teen percentage royalty rates, based on tiers of annual net sales of licensed products, subject to certain customary reductions. There were no milestone payments achieved or recorded for the three and nine months ended September 30, 2023 and 2022.

11. Subsequent Events

On October 30, 2023, pursuant to a Common Stock Repurchase Agreement with vTv Therapeutics, the Company repurchased 576,443 shares of the Company’s common stock from vTv Therapeutics at a price of $7.64 per share for an aggregate purchase price of approximately $4.4 million. The repurchase was made directly in a private, non-underwritten transaction. Subsequently, the Company retired the repurchased shares.

On November 13, 2023, the Company entered into an at-the-market equity offering sales agreement (the 2023 ATM Facility) with Leerink Partners LLC (Leerink) under which the Company may offer and sell, from time to time, at its sole discretion, up to $100.0 million in shares of its common stock. The Company has not yet sold any shares of its common stock under the 2023 ATM Facility. Concurrently with entering into the 2023 ATM Facility, the Company and Leerink agreed to terminate the Company’s at-the-market equity offering sales agreement entered into on May 2, 2022, with Leerink (previously SVB Securities LLC) under which the Company could offer and sell, from time to time, at its sole discretion, up to $20.0 million in shares of its common stock (the 2022 ATM Facility). The Company had sold an aggregate of $1.2 million under the 2022 ATM Facility as of the termination date.

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

Increases in PPARδ activity also correlate with a shift in muscle tissue towards oxidative, fat-consuming type I fibers that are associated with endurance as opposed to glycolytic, type II fibers. In preclinical and clinical studies, increased PPARδ activity through transgenic overexpression or pharmacological activation increases muscular strength and endurance across a variety of functional measures. Mavodelpar was studied in healthy male volunteers with one leg immobilized to produce muscle atrophy. Compared to placebo, administration of mavodelpar resulted in statistically significant increases in expression of genes involved in mitochondrial oxidative phosphorylation, and statistically significant improvements in muscle strength. Mavodelpar was studied in an open-label trial in patients with primary mitochondrial myopathies (PMM) with confirmed mitochondrial gene defects. Patients with PMM in this trial exhibited improved function, reduced symptoms, and increased expression of genes involved in mitochondrial function. Mavodelpar was also studied in an open-label trial in patients with long-chain fatty acid oxidation disorder (LC-FAOD). In this trial, patients with LC-FAOD due to certain gene defects exhibited improved function and reduced symptoms.

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

Based on these results, we initiated the STRIDE study, a global, randomized, double-blind, placebo-controlled pivotal Phase 2b trial of mavodelpar in adult patients with PMM due to mtDNA defects. We completed enrollment of 213 patients in March 2023, exceeding target enrollment of 200 patients, and expect to announce topline data in December 2023. If successful, we anticipate potential submissions of a new drug application (NDA) in the first half of 2024 and a Marketing Authorization Application (MAA) in late 2024.

The STRIDE study is designed to investigate the efficacy and safety of 100 mg mavodelpar administered once-daily over a 24-week period. The primary efficacy endpoint of the trial is the change from baseline in the distance walked during the 12MWT at week 24. Secondary and exploratory endpoints include changes from baseline in PROMIS® Short Form Fatigue 13a, Modified Fatigue Impact Scale (MFIS), Patient Global Impression of Change (PGIC), Patient Global Impression of Severity (PGIS), 30 Second Sit-To-Stand (30STS) Test, Brief Pain Inventory (BPI), 36-Item Health Survey (SF-36), Work Productivity and Activity Impairment Questionnaire: Specific Health Problem (WPAI:SHP), and Pedometer Step Count.

We are also conducting the STRIDE AHEAD study, a 24-month, open-label extension (OLE) trial outside of the United States in patients with PMM due to mtDNA defects who participated in STRIDE or the mavodelpar Phase 1b study. STRIDE AHEAD is designed to evaluate the long-term safety and tolerability of 100 mg mavodelpar administered once-daily over a 24-month period. Over 65 patients have been treated beyond 52-weeks of dosing in this study. The STRIDE AHEAD study has been amended to allow enrollment of patients with PMM due to nuclear DNA (nDNA) defects, and the first patient was dosed in November 2023.

Based on interactions with the U.S. Food and Drug Administration (FDA), European Medicines Agency (EMA), and several other national regulatory agencies in Europe, we believe that positive results from the ongoing pivotal STRIDE and STRIDE AHEAD studies could potentially support registration of mavodelpar for adult patients with PMM in the United States and Europe. We intend to submit the data from STRIDE, together with the data from STRIDE AHEAD, to the FDA in the first half of 2024 and the EMA in late 2024.

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

Upon the achievement of certain pre-specified development and regulatory milestones, we are also required to pay vTv Therapeutics milestone payments totaling up to $64.5 million. We are also required to pay vTv Therapeutics up to $30.0 million in total sales-based milestones upon achievement of certain sales thresholds of the licensed product. As of September 30, 2023, we have paid an aggregate of $2.0 million in development and regulatory milestone payments. In addition, we are obligated to make tiered royalty payments to vTv Therapeutics at mid-single digit to low teen percentage royalty rates, based on tiers of annual net sales of licensed products, subject to certain customary reductions. There were no milestone payments achieved or recorded for the three and nine months ended September 30, 2023 and 2022.

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
•
depreciation and maintenance expenses; and
•
fees for maintaining licenses under our third-party licensing agreements.

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

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Clinical and regulatory	$7,373	$5,555	$20,408	$14,143
Contract manufacturing cost	2,609	2,469	7,761	6,802
Nonclinical	632	577	3,719	3,060
Medical affairs	2,217	193	4,883	409
Research and development-other expense	791	1,144	2,238	2,934
Total	$13,622	$9,938	$39,009	$27,348

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

Results of Operations

Comparison of Three Months Ended September 30, 2023 and 2022 (Unaudited)

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Operating expenses:
Research and development	$13,622	$9,938	$3,684
General and administrative	7,266	3,902	3,364
Total operating expenses	20,888	13,840	7,048
Loss from operations	(20,888)	(13,840)	(7,048)
Other income	1,692	833	859
Net loss	$(19,196)	$(13,007)	$(6,189)

Research and Development

Research and development expenses for the three months ended September 30, 2023 were $13.6 million, compared to $9.9 million for the three months ended September 30, 2022. This increase of $3.7 million was primarily due to an increase of $2.2 million related to clinical development and contract manufacturing costs to support the marketing registration for mavodelpar, an increase of $1.0 million in medical affairs costs, and an increase of $0.9 million in personnel-related costs due to additional headcount offset by a decrease of $0.5 million of other research and development activities.

General and Administrative

General and administrative expenses for the three months ended September 30, 2023 were $7.3 million, compared to $3.9 million for the three months ended September 30, 2022. This increase of $3.4 million was primarily due to an increase of $2.1 million in commercial development activities and an increase of $1.2 million in facility and personnel-related costs due to additional headcount.

Other Income

The increase in other income for the three months ended September 30, 2023, compared to the same period in the prior year was due to a higher interest rate earned on our short-term investments and an increase in short-term investment balance.

Comparison of Nine Months Ended September 30, 2023 and 2022 (Unaudited)

The following table summarizes our results of operations (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Operating expenses:
Research and development	$39,009	$27,348	$11,661
General and administrative	19,038	11,938	7,100
Total operating expenses	58,047	39,286	18,761
Loss from operations	(58,047)	(39,286)	(18,761)
Other income	4,213	931	3,282
Net loss	$(53,834)	$(38,355)	$(15,479)

Research and Development

Research and development expenses for the nine months ended September 30, 2023 were $39.0 million, compared to $27.3 million for the nine months ended September 30, 2022. This increase of $11.7 million was primarily due to an increase of $7.6 million related to clinical development and contract manufacturing costs to support the marketing registration for mavodelpar, an increase of $2.7 million in personal-related costs due to additional headcount, and an increase of $1.8 million in medical affairs costs offset by a decrease of $0.4 million of other research and development activities.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2023 were $19.0 million, compared to $11.9 million for the nine months ended September 30, 2022. This increase of $7.1 million was primarily due to an increase of $3.7 million in commercial development activities and an increase of $3.2 million in facility and personnel-related costs due to additional headcount.

Other Income

The increase in other income for the nine months ended September 30, 2023, compared to the same period in the prior year was due to a higher interest rate earned on our short-term investments and an increase in short-term investment balance.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities. We have not generated any revenue from the sale of any products. As of September 30, 2023, we had available cash, cash equivalents and short-term investments of approximately $125.6 million.

In May 2022, we entered into an at-the-market equity offering sales agreement (2022 ATM Facility) with Leerink Partners LLC (previously SVB Securities LLC) (Leerink) under which we could offer and sell, from time to time, at our sole discretion, up to $20.0 million in shares of our common stock. As of September 30, 2023, we had sold and issued approximately 500,000 shares of our common stock pursuant to the 2022 ATM Facility at a weighted-average price of $2.48 per share, resulting in aggregate gross proceeds to us of $1.2 million. Sales commissions to Leerink and other issuance expenses were immaterial. The remaining capacity under the 2022 ATM Facility was approximately $18.8 million in shares of common stock as of September 30, 2023. In November 2023, we terminated the 2022 ATM Facility.

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

On October 30, 2023, pursuant to a Common Stock Repurchase Agreement with vTv Therapeutics, we repurchased 576,443 shares of our common stock from vTv Therapeutics at price of $7.64 per share for an aggregate purchase price of approximately $4.4 million. The repurchase was made directly in a private, non-underwritten transaction. Subsequently, we retired the repurchased shares.

In November 2023, we entered into an at-the-market equity offering sales agreement (2023 ATM Facility) with Leerink under which we may offer and sell, from time to time, at our sole discretion, up to $100.0 million in shares of our common stock. We have not yet sold any shares of our common stock under the 2023 ATM Facility.

Operating Capital Requirements

From our inception in 2014, we have incurred significant losses and negative cash flows from operations. For the three and nine months ended September 30, 2023, we had a net loss of $19.2 million and $53.8 million, respectively, and used $43.9 million of cash in operating activities during the nine months ended September 30, 2023. As of September 30, 2023, we have an accumulated deficit of $190.5 million.

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

As of September 30, 2023, we have cash, cash equivalents and short-term investments of $125.6 million, which we expect will be sufficient to fund operations through the potential submission of a new drug application for mavodelpar for the treatment of PMM in the United States anticipated in first half of 2024, however, based on the anticipated increase in commercial development expenses for mavodelpar, not for more than one year from the date of the filing of this Quarterly Report on Form 10-Q. Accordingly, management has concluded that substantial doubt exists about our ability to continue as a going concern . Management plans to alleviate this risk by raising additional capital through public or private equity offerings or debt financings, credit or loan facilities, collaborations, strategic alliances, licensing arrangements or a combination of one or more of these funding sources. In addition, we have the ability to defer certain commercial development activities until additional capital is received.

There can be no assurance that we will be successful in obtaining additional funding, that our projections of our future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could negatively impact our business, results of operations, and future prospects. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, disruptions to, and volatility in, financial markets in the United States and worldwide, including those resulting from armed conflicts, infectious diseases, bank failures, actual or perceived changes in interest rates and economic inflation. We may not be able to secure additional financing in a timely manner or on favorable terms, if at all. In addition, successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure.

Cash Flows

The following table summarizes our cash flows (unaudited and in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(43,929)	$(31,749)
Net cash used in by investing activities	(29,254)	(30,925)
Net cash provided by financing activities	64,993	146
Net decrease in cash and cash equivalents	$(8,190)	$(62,528)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $43.9 million, consisting primarily of our net loss of $53.8 million adjusted for non-cash items of $1.8 million primarily due to $3.8 million of stock-based compensation expense and $1.0 million in fair value of a performance award, offset by $3.6 million of amortization/accretion on short term investments and a $8.1 million net change in operating assets and liabilities. The change in our net operating assets and liabilities was primarily due to a decrease in prepaid and other current assets of $2.1 million and an increase in accounts payable and accrued expenses of $6.4 million due to timing of receipt of invoices and payments.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 was $29.3 million, consisting primarily of the net purchase of available-for-sale short-term investments.

Net cash used in investing activities for the nine months ended September 30, 2022 was $30.9 million, consisting primarily of the net purchase of available-for-sale short-term investments.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was $65.0 million, consisting primarily of the net proceeds of $58.9 million, $4.7 million, and $1.0 million from the sale of common stock in our May 2023 public offering, the Private Placement, and the 2022 ATM Facility, respectively.

Net cash provided by financing activities for the nine months ended September 30, 2022 was immaterial.

Material Cash Requirements

The discussion below summarizes our significant contractual obligations and commitments as of September 30, 2023.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022, and the notes to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our principal executive officer and our principal financial officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant net losses since our inception. If mavodelpar is not successfully developed and approved in the United States or Europe, we may never generate any revenue. For the nine months ended September 30, 2023 and 2022, we reported a net loss of $53.8 million and $38.4 million, respectively. As of September 30, 2023, we had an accumulated deficit of $190.5 million.

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

As of September 30, 2023, we had cash, cash equivalents and short-term investments of $125.6 million. Based on our current operating plan, we believe that our cash, cash equivalents and short-term investments as of September 30, 2023, will be sufficient to fund operations through the potential submission of a new drug application for mavodelpar for the treatment of PMM in the United States anticipated in the first half of 2024. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future capital requirements will depend on many factors, including:

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

In May 2022, we entered into the 2022 ATM Facility with Leerink under which we could offer and sell, from time to time, at our sole discretion, up to $20.0 million in shares of our common stock. As of September 30, 2023, the remaining capacity under the 2022 ATM Facility was approximately $18.8 million in shares of common stock. In November 2023, we terminated the 2022 ATM Facility.

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

In November 2023, we entered into the 2023 ATM Facility with Leerink under which we may offer and sell, from time to time, at our sole discretion, up to $100.0 million in shares of our common stock. We have not yet sold any shares of our common stock under the 2023 ATM Facility.

Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, including those resulting from armed conflicts, infectious diseases, bank failures, actual or perceived changes in interest rates and economic inflation. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of mavodelpar or other research and development initiatives. We also could be required to seek collaborators for mavodelpar and any future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to mavodelpar and any future product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

Our clinical trials may fail to adequately demonstrate the safety and efficacy of mavodelpar, which could prevent or delay regulatory approval and commercialization.*

Before obtaining regulatory approvals for the commercial sale of a product candidate, we must demonstrate through lengthy, complex, and expensive preclinical testing and clinical trials that a product candidate is both safe and effective for use in each target indication. Clinical trials often fail to demonstrate safety and efficacy of the product candidate studied for the target indication. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization. Further, we have used patient reported outcomes in our clinical trials, including our Phase 1b study of mavodelpar in PMM, such as the MFIS, the BPI, and the 36-Item Short Form Health Survey that assesses the general health of patients. Such patient reported outcomes are based on subjective patient feedback and can be inherently difficult to evaluate. Such patient reported outcomes can be influenced by factors outside of our control and can vary widely from day to day for a particular patient, and from patient-to-patient and site-to-site within a clinical trial. It is possible that the FDA or other regulatory agencies will not accept such patient reported outcomes, and any such non-acceptance may require changes to existing trial protocols or the conduct of additional clinical trials. Moreover, our ongoing pivotal STRIDE study and our completed Phase 1b studies in patients with PMM and LC-FAOD utilize a 12MWT as an assessment of endurance and exercise tolerance in patients rather than the six-minute walk test (6MWT) which is more commonly used.

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

We cannot predict future disruptions which may occur due to COVID-19. We continue to monitor the status of COVID-19 and will adjust our strategy accordingly in order to mitigate the impact on our business operations.

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

We expect to submit a MAA to the EMA for approval of mavodelpar in the European Union (EU) for the treatment of PMM and other clinical indications if data support registration. As with the FDA, obtaining an MAA, issued by the European Commission, based on the opinion of the CHMP of the EMA, is a similarly lengthy and expensive process. Regulatory authorities in jurisdictions outside of the United States and the EU also have requirements for approval for product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of mavodelpar in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of mavodelpar will be harmed, which would adversely affect our business, prospects, financial condition, and results of operations.

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

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the U.S. Federal Trade Commission, the Department of Justice (the DOJ), the Office of Inspector General of the U.S. Department of Health and Human Services (HHS), state attorneys general, members of the U.S. Congress, and the public. Additionally, advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by comparable foreign entities and stakeholders. Violations, including actual or alleged promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries, and investigations, and civil and criminal sanctions by the FDA, DOJ, or comparable foreign bodies. Any actual or alleged failure to comply with labeling and promotion requirements may result in fines, warning letters, mandates to corrective information to healthcare practitioners, injunctions, or civil or criminal penalties.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investments and Jobs Act and Consolidated Appropriations Act of 2023, will remain in effect until 2032. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain high-cost, single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Under the IRA, certain categories of drugs are excluded from price negotiations, including drugs that receive orphan drug designation as the only FDA-approved indication. While we have obtained orphan drug designation for mavodelpar, if we seek additional indications, or fail to maintain our orphan drug status, we may become subject to the price negotiation process. This could reduce the ultimate price that we receive for mavodelpar, which could negatively affect our business, results of operations, financial conditions, and prospects. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

There are no approved therapies indicated for the treatment of PMM in any country. In September 2023, CymaBay Therapeutics, Inc. announced positive topline results from its Phase 3 pivotal RESPONSE study. The 52-weeks plus study evaluated the long-term safety and efficacy of seladelpar, a selective PPARδ agonist in patients with primary biliary cholangitis. Astellas Pharma Inc. is conducting a Phase 2/3 clinical trial of up to 52-weeks plus a long-term safety study with bocidelpar, a selective PPARδ agonist. In addition, Stealth BioTherapeutics Corp., Abliva AB, Tisento Therapeutics Inc., Khondrion B.V. and Minovia Therapeutics are also developing therapies for patients with mitochondrial disease.

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

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options and restricted stock units that vest over time and performance-based restricted stock units that vest upon satisfaction of certain performance-based conditions. The value to employees such stock options, restricted stock units and performance-based restricted stock units may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific, and development teams may terminate their employment with us on short notice. Although we have employment agreements and/or offer letters with our key employees, these arrangements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior scientific and medical personnel.

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

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of September 30, 2023, we had 55 employees. As our development and commercialization plans and strategies develop, we expect to need additional development, managerial, operational, financial, sales, marketing, and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.*

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data (collectively, sensitive data). Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations, relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, state and federal health information privacy laws, personal data privacy laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). In addition, we may obtain health data from third parties (including research institutions from which we obtain clinical trial data) that is subject to privacy and security requirements under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and their respective implementing regulations. Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we knowingly obtain, use, or disclose individually identifiable protected health information in a manner that is not authorized or permitted by HIPAA.

In addition, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (CPRA) (collectively, the CCPA), applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights, including those noted below. The CCPA provides for administrative fines of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. Further, the CPRA expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Other states, such as Virginia, Colorado, Utah, and Connecticut have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These state laws and the CCPA provide individuals with certain rights concerning their personal information, including the right to access, correct, or delete certain personal information, and opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR), the United Kingdom’s GDPR (UK GDPR), Canada’s Personal Information Protection and Electronic Documents Act (PIPEDA), Australia’s Privacy Act, and New Zealand’s Privacy Act, impose strict requirements for processing personal data. For example, under the EU GDPR and UK GDPR, companies may face temporary or definitive bans on data processing and other corrective actions, fines of up to 20 million euros or 17.5 million pounds, respectively, or 4% of annual global revenue, in each case, whichever is greater, or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws they generally believe are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA and the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. These challenges and risks concerning cross-border transfers of personal data out of the EEA and UK to recipients in other jurisdictions, notably recipients in the United States, may be of particular significance to us and our operations as the majority of the trials we conduct take place in locations outside the United States, with a large number occurring in the EEA or UK. Furthermore, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

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

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process sensitive data on our behalf.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions could adversely affect our current financial condition and projected business operations.*

Events involving limitations to liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (FDIC) was appointed as receiver. Subsequently, the FDIC announced that all deposits with SVB are fully insured. Similarly, on March 12, 2023, Signature Bank Corp. and Silvergate Capital Corp. were each swept into receivership and on May 1, 2023, First Republic Bank was swept into receivership. We have moved any cash or other deposits previously held at SVB US (a division of First Citizens Bank) to other financial institutions and all accounts associated with SVB UK (a division of HSBC) were fully transitioned over to HSBC. We have access to all of our cash and other deposits previously held at SVB. We do not anticipate any material impact on our financial condition or operations as a result of SVB’s circumstances. Additionally, the failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances or with which we do business, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or any applicable foreign government in the future or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a future failure or liquidity crisis. In addition, if any of our partners or parties with whom we conduct business are unable to access funds due to the status of their financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

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

In addition to the licensed vTv Therapeutics patents and applications relating to mavodelpar, we have filed our own patent applications. We co-own one pending application in the United States and five pending applications in foreign countries, and own four pending applications in the United States, one pending international patent application, an issued patent in a foreign country, and over 25 pending applications in foreign countries, directed to various methods of use of mavodelpar. These pending patent applications, if issued, would be expected to expire between 2040 and 2043, absent any patent term adjustments or extensions. We also own two issued patents in the United States, two pending applications in the United States, and over 25 pending applications in foreign countries directed to methods of manufacturing, and crystalline forms (polymorphs) of mavodelpar. The issued patents, and pending patent applications if issued, are expected to expire in 2041, absent any patent term adjustments or extensions. Patents related to mavodelpar may be eligible for patent term extensions in certain jurisdictions, including up to five years in both the United States and the EU, upon approval of a commercial use of the corresponding product by a regulatory agency in the jurisdiction where the patent was granted.

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

Composition of matter patents for pharmaceutical product candidates, in particular patents with claims covering the molecular structure of the active pharmaceutical ingredient, often provide the strongest form of intellectual property protection for those types of products, as such patents provide protection without regard to any variations in formulation, method of use, or manufacturing process of the product. While we have an exclusive license to compositions of matter patents covering the molecular structure of mavodelpar, those patents will expire, absent patent term adjustment or extension, before the expiration of any regulatory exclusivity period that we may receive for mavodelpar. We also own two issued patents in the United States, that are expected to expire in 2041, absent any patent term adjustments or extensions, one pending application in the United States, and 15 pending applications in foreign countries directed to polymorphs of mavodelpar. We cannot be certain that the claims in our pending patent applications directed to the polymorphs of mavodelpar will be considered patentable by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute. Method of synthesis patents protect the method used to manufacture a product. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product so long as it is made in a different way.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology or pharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. As an example, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which is subject to the jurisdiction of the Unitary Patent Court (UPC). The option of a Unitary Patent is a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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
•
our commencement of, or involvement in, litigation; and
•
general political and economic conditions, including those resulting from armed conflicts, infectious diseases, and bank failures.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of November 9, 2023, there were 33,311,787 shares of our common stock outstanding.

In addition, shares of common stock that are either subject to outstanding options, restricted stock units or performance-based restricted stock units or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended (the Securities Act). If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Further, the holders of 16,819,283 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that we will need significant additional capital in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities, and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock. As of September 30, 2023, the remaining capacity under the 2022 ATM Facility was approximately $18.8 million in shares of common stock. In November 2023, we terminated the 2022 ATM Facility. In November 2023, we entered into the 2023 ATM Facility with Leerink under which we may offer and sell, from time to time, at our sole discretion, up to $100.0 million in shares of our common stock. We have not yet sold any shares of our common stock under the 2023 ATM Facility.

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

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.*

In the ordinary course of our business, we and the third parties upon which we rely process sensitive data, and, as a result, we and the third parties upon which we rely face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents.

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

We and the third-parties upon which we rely are subject to a variety of evolving threats including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial of service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats.

In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

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

We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Unremediated high risk or critical vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our products or services, deter new customers from using our products or services, the development and commercialization of mavodelpar could be delayed, and negatively impact our ability to grow and operate our business. Likewise, we rely on third parties to conduct clinical trials, and similar incidents relating to their information technology systems or data could also have a material adverse effect on our business.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive data about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive data of the Company could be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative AI technologies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

On October 30, 2023, pursuant to a Common Stock Repurchase Agreement with vTv Therapeutics, we repurchased 576,443 shares of our common stock from vTv Therapeutics at a price of $7.64 per share for an aggregate purchase price of approximately $4.4 million. The repurchase was made directly in a private, non-underwritten transaction. Subsequently, we retired the repurchased shares.

Use of Proceeds

We commenced our IPO pursuant to the registration statement on Form S-1 (File No. 333-254534) that was declared effective on April 8, 2021 and registered an aggregate of 7,187,500 shares of our common stock. On April 13, 2021, we completed our IPO and sold 6,250,000 shares of our common stock at a public offering price of $15.00 per share for aggregate gross proceeds of $93.8 million before deducting underwriters’ discounts and commissions and offering-related expenses. Net proceeds, after deducting underwriting discounts and commissions of $6.6 million and offering expenses of approximately $2.6 million, were $84.6 million. Jefferies LLC, Leerink and Piper Sandler & Co. acted as joint book-running managers.

As of September 30, 2023, we have used approximately $23.8 million of the net proceeds from our IPO. We have invested the remaining net proceeds in highly liquid money market funds and short-term investments. The remaining net proceeds from the IPO will be used, together with our cash, cash equivalents, and short-term investments, to fund continued research and development of mavodelpar in patients with PMM and LC-FAOD, other clinical trials and preclinical studies, and commercial readiness preparations, and to provide funds for working capital and other general purposes. None of the offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Entry into New Sales Agreement

On November 13, 2023, we entered into an at-the-market equity offering sales agreement (the 2023 Sales Agreement) with Leerink Partners LLC (Leerink), pursuant to which we may offer and sell, from time to time at our sole discretion, up to an aggregate amount of $100.0 million of our common stock through Leerink (the 2023 ATM Facility). We are not required to sell shares under the 2023 Sales Agreement. Sales of our common stock, if any, under the 2023 Sales Agreement may be made in any transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. The 2023 Sales Agreement contains customary representations, warranties and agreements, indemnification rights and obligations of the parties and termination provisions. We will pay Leerink a commission equal to 3.0% of the aggregate gross proceeds of any shares of common stock sold through it pursuant to the 2023 Sales Agreement. No sales may be made under the 2023 Sales Agreement until a prospectus supplement relating to the 2023 ATM Offering is filed with the SEC.

The 2023 ATM Offering is being made under a prospectus supplement dated November 13, 2023, and related prospectus to be filed with the SEC pursuant to our shelf registration statement on Form S-3 (Registration No. 333-264616).

A copy of the 2023 Sales Agreement is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q. A copy of the opinion of Cooley LLP relating to the validity of the securities issued in the 2023 ATM Offering is filed as Exhibit 5.1 to this Quarterly Report on Form 10-Q.

Termination of Prior Sales Agreement

On November 13, 2023, we and Leerink agreed to terminate the sales agreement that we entered into with Leerink on May 2, 2022 (the Prior Sales Agreement), effective November 13, 2023. Under the Prior Sales Agreement, we were permitted to offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $20.0 million through Leerink by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act. Prior to such termination, we had sold and issued approximately 500,000 shares of our common stock pursuant to the Prior Sales Agreement at a weighted-average price of $2.48 per share, resulting in aggregate gross proceeds to us of $1.2 million. In connection with the termination of the Prior Sales Agreement, we terminated the prospectus, dated May 9, 2022, related to the $20.0 million of shares of our common stock issuable pursuant to the terms of the Prior Sales Agreement.

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

5.1	Opinion of Cooley LLP.

10.1	Sales Agreement, dated November 13, 2023, by and between the Registrant and Leerink Partners LLC.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Date: November 13, 2023

RENEO PHARMACEUTICALS, INC.

By:	/s/ Gregory J. Flesher
Name:	Gregory J. Flesher
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jennifer P. Lam
Name:	Jennifer P. Lam
Title:	Senior Vice President, Finance and Administration
(Principal Financial and Accounting Officer)