Form 10-K
period 2023-12-31
Reneo Pharmaceuticals, Inc.
filed 2024-03-28
CIK 1637715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Registrant’s telephone number, including area code: (858) 283-0280

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

Based on the closing price of $6.56 as reported on the Nasdaq Global Market, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $151.4 million. Shares of the registrant’s common stock held by each executive officer and director and by each stockholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s common stock as of March 26, 2024 was 33,420,808 shares.

Documents Incorporated by Reference

Part III of this Annual Report on Form 10-K (the Annual Report) incorporates by reference certain information from the registrant’s definitive proxy statement for its 2024 annual meeting of stockholders (the Proxy Statement), which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2023. Except with respect to information specifically incorporated by reference into this Annual Report, the Proxy Statement is not deemed to be filed as part of this Annual Report.

Auditor Firm Id:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	San Diego, California, United States

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the Annual Report) may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A, “Risk Factors” in this Annual Report. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “project,” “positioned,” “potential,” “seek,” “should,” “target,” “will,” “would” or the negative or plural of those terms, and similar expressions intended to identify statements about the future, although not all forward-looking statements contain these words. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these statements. Such statements may include, but are not limited to, statements concerning the following:

•
our plans to evaluate and explore a variety of potential strategic alternatives focused on maximizing stockholder value, including, but not limited to, a merger, sale, other business combination, a strategic partnership with one or more parties, or the licensing, sale or divestiture of our assets;
•
our or any third party’s ability to obtain and maintain regulatory approval for any product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;
•
the commercialization of any product candidates, if approved;
•
our or any third party’s ability to develop and maintain sales and marketing capabilities, whether alone or with potential future collaborators;
•
our or any third party’s ability to attract collaborators with development, regulatory and commercialization expertise;
•
our or any third party’s expectations regarding our ability to obtain, maintain, enforce and defend our intellectual property protection for our product candidates;
•
regulatory and legal developments in the United States and foreign countries;
•
the performance of third-party suppliers and manufacturers;
•
the success of competing therapies that are or may become available;
•
the ability to retain key scientific or management personnel;
•
the potential impacts of general political and economic conditions, including those resulting from armed conflicts, infectious diseases, and bank failures;
•
the ability to obtain funding for operations; and
•
the accuracy of estimates regarding expenses, capital requirements and needs for additional financing.

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

•
We have incurred significant net losses since our inception in 2014 and anticipate that we will continue to incur net losses for the foreseeable future.
•
Our activities to evaluate and pursue potential strategic alternatives may not result in any definitive transaction or enhance stockholder value.
•
If we fail to achieve the expected financial and operational benefits of our recent cash preservation activities, our business and financial results may be harmed.
•
We cannot ensure that patent rights relating to inventions described and claimed in our pending patent applications will issue or that patents based on our patent applications will not be challenged and rendered invalid and/or unenforceable.
•
If we fail to satisfy applicable listing standards, our common stock may be delisted from the Nasdaq Global Market.
•
Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

PART I

Item 1. Business

Overview

Reneo is a pharmaceutical company historically focused on the development and commercialization of therapies for patients with rare genetic mitochondrial diseases, which are often associated with the inability of mitochondria to produce adenosine triphosphate (ATP). Our only product candidate, mavodelpar, is a potent and selective agonist of the peroxisome proliferator-activated receptor delta (PPARδ). Mavodelpar has been shown to increase transcription of genes involved in mitochondrial function and increase fatty acid oxidation (FAO), and may increase production of new mitochondria.

On December 14, 2023, we announced that our pivotal STRIDE study, a global, randomized, double-blind, placebo-controlled Phase 2b trial of mavodelpar in adult patients with primary mitochondria myopathy (PMM) due to mitochondrial DNA (mtDNA) defects, did not meet its primary or secondary efficacy endpoints. As a result, we suspended the development activities for mavodelpar and implemented cash preservation activities, including a substantial workforce reduction. We implemented a reduction in workforce in December 2023 and February 2024, and currently have eight full-time employees remaining.

In January 2024, our Board of Directors retained an independent financial advisor to initiate a formal process to evaluate potential strategic alternatives focused on maximizing stockholder value, including, but not limited to, a merger, sale, other business combination, a strategic partnership with one or more parties, or the licensing, sale or divestiture of our assets. Our Board of Directors, in consultation with our independent financial and legal advisors, is evaluating a number of indications of interest we have received. If we do not successfully consummate a strategic alternative, our Board of Directors may decide to pursue a dissolution and liquidation of our company. We are no longer pursuing further clinical development of mavodelpar at this time. The disclosures throughout this Annual Report include discussion regarding our historical operations along with potential risks that could arise if we or a third party pursue further research, development or clinical trials in the future. Our evaluation of potential strategic alternatives entails numerous significant risks and uncertainties, including those set forth in Part I, Item 1A under the heading “Risk Factors” of this Annual Report.

History of Mavodelpar Clinical Trials Overview

The following table summarizes our historical clinical trials.

Study	Design	Subjects	Dose	Duration	Study Number
1	Phase 1 RDBPC†	Healthy	25-250 mg	Single-dose
2	Phase 1 RDBPC†	Obese (dyslipidemic)	50-200 mg	14 days
3	Phase 1 RDBPC† (leg immobilization)	Healthy	200 mg	28 days
4	Open-label Phase 1b	PMM (mtDNA)	100 mg	12 weeks (+36 weeks)	NCT03862846
5	Open-label Phase 1b	McArdle Disease	100 mg	12 weeks	NCT04226274
6	Open-label Phase 1b	LC-FAOD* (nDNA)^	100 mg	12 weeks	NCT03833128
7	RDBPC† Phase 2b (STRIDE)	PMM (mtDNA)	100 mg	24 weeks	NCT04535609
8	Open-label safety (STRIDE AHEAD)	PMM (mtDNA + nDNA)	100 mg	2 years	NCT05267574

† randomized double-blind placebo-controlled clinical trial

* long-chain fatty acid oxidation disorder

^ nuclear DNA

Mavodelpar has been administered to more than 450 subjects, with treatment as long as 30 months. Mavodelpar was generally well-tolerated in all clinical trials conducted, with the majority of adverse events reported being mild to moderate in severity. In the entire program, there was one death that occurred during the post-study observational period in a subject who had previously been treated with mavodelpar.

Sales and Marketing

We currently do not have a commercial organization for the marketing, sales, and distribution of pharmaceutical products.

Manufacturing

We do not own or operate manufacturing facilities. We have historically relied on contract manufacturing organizations (CMOs) to produce mavodelpar in accordance with the U.S. Food and Drug Administration’s (FDA) current Good Manufacturing Practices (cGMP) regulations for use in our clinical trials. We also historically obtained our supplies from these CMOs on a contract work order basis and do not have long-term supply arrangements in place.

License Agreement with vTv Therapeutics LLC

In December 2017, we entered into a License Agreement (vTv License Agreement) with vTv Therapeutics LLC (vTv Therapeutics), under which we obtained an exclusive, worldwide, sublicensable license under vTv Therapeutics intellectual property relating to vTv Therapeutics’ PPARδ agonist program, to develop, manufacture and commercialize PPARδ agonists and products containing such PPARδ agonists, including mavodelpar, or licensed products, for any therapeutic, prophylactic or diagnostic application in humans. Since we have suspended all development activity related to mavodelpar, we are not currently performing any development efforts under this agreement. Under the terms of the vTv License Agreement, we made an upfront payment of $3.0 million to vTv Therapeutics and issued to vTv Therapeutics shares of our common stock representing a minority interest in our outstanding equity. Upon the achievement of certain development and regulatory milestones, we are required to pay vTv Therapeutics milestone payments totaling up to $64.5 million. We are also required to pay vTv Therapeutics up to $30 million in total sales-based milestones upon achievement of certain sales thresholds of the licensed product. In addition, we are obligated to make royalty payments to vTv Therapeutics at mid-single digit to low teen percentage royalty rates, based on tiers of annual net sales of licensed products, subject to certain customary reductions. Such royalties will be payable on a licensed product-by-licensed product and country-by-country basis until the latest of (i) expiration of the last-to-expire licensed patents covering a licensed product in a country, which are expected to expire in 2034, absent any patent term adjustments or extension, (ii) expiration of regulatory exclusivity rights for a licensed product in a country, which is expected to be five years of new chemical entity exclusivity upon approval of a licensed product, such as mavodelpar, in the United States, where such exclusivity would run concurrently with seven years of orphan drug exclusivity, if we are the first to receive marketing approval of a licensed product for an orphan disease or condition for which we have received orphan designation, such as approved orphan uses of mavodelpar for the treatment of patients with PMM and LC-FAOD, in the United States, and (iii) the tenth anniversary after the first commercial sale of a licensed product in a country. As of December 31, 2023, we have paid an aggregate of $2.0 million in development and regulatory milestone payments. On October 30, 2023, we repurchased from vTv Therapeutics all 576,443 shares of our common stock previously issued to vTv Therapeutics under the vTv License Agreement for an aggregate purchase price of approximately $4.4 million directly in a private, non-underwritten transaction.

Under the terms of the vTv License Agreement, we have sole authority and responsibility for the worldwide development and commercialization of the licensed products, at our cost, subject to certain diligence obligations to use commercially reasonable efforts with respect to specified development and commercialization efforts, including seeking approval for and commercializing at least one product in two major markets. In January 2024, consistent with our implementation of cash preservation activities, including suspension of development activities of our only product candidate, mavodelpar, we returned to vTv Therapeutics prosecution and maintenance responsibility of the vTv Therapeutics intellectual property relating to vTv Therapeutics’ PPARδ agonist program, including mavodelpar. We continue to maintain and prosecute Reneo owned intellectual property related to mavodelpar.

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

Intellectual Property

The proprietary nature of, and protection for any future product candidates, and other proprietary technologies are important to our business. We strive to protect our product candidates and other proprietary technologies, processes and know-how through a variety of methods. In regard to our product candidates, we seek and maintain patents intended to cover our products and compositions, their methods of use for treating diseases, the processes for their manufacture, and, as our product candidates proceed through clinical studies, the innovations that arise from these efforts. As a result, we seek to obtain domestic and foreign patent protection and endeavor to promptly file patent applications for new commercially valuable inventions to expand our intellectual property portfolio. Our policy is to pursue, maintain and defend patent rights in strategic areas, whether developed internally or licensed from third parties, and to protect the technology, inventions and improvements that are commercially important to the development of our business. We also rely on trade secrets and other proprietary know-how that may be important to the development of our business.

As of December 31, 2023, our patent portfolio consisted of eight issued patents in the United States and 19 issued patents in foreign countries that we have licensed from vTv Therapeutics covering composition of matter of mavodelpar, among other things, which are expected to expire in 2026, absent any patent term adjustments or extensions; as well as four issued patents in the United States, six issued patents in foreign countries, one pending application in the United States, and one pending application in Europe, covering methods of using mavodelpar, which are expected to expire in 2034, absent any patent term adjustments or extensions.

In addition to the licensed vTv Therapeutics patents and applications relating to mavodelpar, we have filed our own patent applications. As of December 31, 2023, we co-own one pending application in the United States and five pending applications in foreign countries, and own four pending applications in the United States, one pending international patent application, an issued patent in a foreign country, and over 25 pending applications in foreign countries, directed to various methods of use of mavodelpar, which if issued, would be expected to expire between 2040 and 2043, absent any patent term adjustments or extensions. We also own two issued patents in the United States, two pending applications in the United States, and over 25 pending applications in foreign countries directed to methods of manufacturing, and crystalline forms (polymorphs) of mavodelpar. The issued patents, and pending patent applications if issued, are expected to expire in 2041, absent any patent term adjustments or extensions. Patents related to mavodelpar may be eligible for patent term extensions in certain jurisdictions, including up to five years in both the United States and the European Union (EU), upon approval of a commercial use of the corresponding product by a regulatory agency in the jurisdiction where the patent was granted.

In addition, we currently have Orphan Drug Designation for mavodelpar for the treatment of LC-FAOD and PMM in the United States and LC-FAOD with defects in long-chain 3-hydroxy acyl-CoA dehydrogenase deficiency and mitochondrial encephalomyopathy, lactic acidosis, and neurological stroke-like episodes in the EU, providing the opportunity to receive seven years of orphan exclusivity in the United States (upon approval of NDA), and ten years of market exclusivity in the EU and Japan (upon receipt of marketing authorization).

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

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, the patent term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to an approved drug may be extended and only those claims covering the approved drug, a method of using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and some other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek patent term extensions from applicable authorities, including the United States Patent and Trademark Office (USPTO) in the United States, to any of our issued patents covering any future product candidates, in any jurisdiction where these patent term extensions are available. There is no guarantee that the applicable authorities, including the USPTO in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions. For more information regarding the risks related to our intellectual property, see “Risk Factors—Risks Related to Our Intellectual Property.” We also seek to protect our intellectual property in part by entering into confidentiality agreements with companies with whom we share proprietary and confidential information in the course of business discussions, and by having confidentiality terms in our agreements with our employees, consultants, scientific advisors, clinical investigators, and other contractors and also by requiring our employees, commercial contractors, and certain consultants and investigators, to enter into invention assignment agreements that grant us ownership of any discoveries or inventions made by them while in our employ.

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

Competition

The biotechnology and pharmaceutical industries are characterized by rapid technological advancement, significant competition and an emphasis on intellectual property. We are not currently pursuing further clinical development of mavodelpar. Any product candidates that are successfully developed and commercialized by us or a third party may compete with existing therapies and new therapies that may become available in the future.

If we or a third party pursues further development of mavodelpar in the future, those product candidates would compete with product candidates from a number of companies that are currently focused on also developing selective PPARδ agonist products, including Astellas Pharma Inc. and CymaBay Therapeutics.

In addition, many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Mergers and acquisitions in the pharmaceutical, biotechnology and oncology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us by acquiring technologies complementary to, or necessary for, our programs.

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

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act (FDCA) and implementing regulations. Drugs are also subject to other federal, state, and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•
completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies in accordance with applicable regulations, including the FDA’s good laboratory practice (GLP) regulations, and other applicable regulations;
•
submission to the FDA of an Investigational New Drug (IND) application, which must become effective before human clinical trials may begin;
•
approval by an institutional review board (IRB) at each clinical site before each clinical trial may be initiated;

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or inability to manufacture the product in sufficient quantities. The designation of such drug also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same drug as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

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

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the long-term stability of the drug product. We have in the past relied, and expect in the future to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP requirements. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

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

Other U.S. Healthcare Laws and Compliance Requirements

Although we currently do not have any products on the market, we are and, upon approval and commercialization, we will be, subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. In the United States, such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, price reporting, and healthcare provider sunshine laws and regulations.

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

The federal False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to, or approval by, the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-covered, uses. In addition, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the Affordable Care Act) codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act.

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

In addition, HIPAA, as amended by Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), imposes certain requirements on covered entities, which include certain healthcare providers, health plans and healthcare clearinghouses, and their business associates and covered subcontractors that receive or obtain protected health information in connection with providing a service on behalf of a covered entity relating to the privacy, security and transmission of individually identifiable health information.

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

In order to distribute products commercially, we must also comply with state laws that require the registration of manufacturers and wholesale distributors of pharmaceutical products in a state, including, in certain states, manufacturers, and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, track, and report gifts, compensation and other remuneration made to physicians and other healthcare providers, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of our and any third party’s activities are potentially subject to federal and state consumer protection and unfair competition laws.

If our or any third party’s operations are found to be in violation of any of the federal and state healthcare laws described above or any other governmental regulations that apply, we or any third party may be subject to penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of operations.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we, any third party or our collaborators obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we or our collaborators receive regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors provide coverage, and establish adequate reimbursement levels for such drug products.

In the United States, third-party payors include federal and state healthcare programs, government authorities, private managed care providers, private health insurers, and other organizations. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical drug products and medical services, in addition to questioning their safety and efficacy. Such payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. We, any third party, or our collaborators may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Nonetheless, our or any third party’s product candidates may not be considered medically necessary or cost-effective. Moreover, the process for determining whether a third-party payor will provide coverage for a drug product may be separate from the process for setting the price of a drug product or for establishing the reimbursement rate that such a payor will pay for the drug product. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Adequate third-party reimbursement may not be available to maintain price levels sufficient to realize an appropriate return on our investment in product development.

If we or any third party elect to participate in certain governmental programs, we or such party may be required to participate in discount and rebate programs, which may result in prices for our future products that will likely be lower than the prices we might otherwise obtain. For example, drug manufacturers participating under the Medicaid Drug Rebate Program must pay rebates on prescription drugs to state Medicaid programs. Under the Veterans Health Care Act (VHCA) drug companies are required to offer certain drugs at a reduced price to a number of federal agencies, including the U.S. Department of Veterans Affairs and Department of Defense, the Public Health Service and certain private Public Health Service designated entities in order to participate in other federal funding programs, including Medicare and Medicaid. Recent legislative changes require that discounted prices be offered for certain U.S. Department of Defense purchases for its TRICARE program via a rebate system. Participation under the VHCA also requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations. If our products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply.

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

The marketability of any product candidates for which we, any third party, or our collaborators receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we, any third party, or our collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services, implementing reductions in Medicare and other healthcare funding and applying new payment methodologies. For example, in March 2010, the Affordable Care

Act was enacted, which affected existing government healthcare programs and resulted in the development of new programs.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. In 2023, several legal challenges have been launched arguing that certain provisions of the IRA are unconstitutional. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is also unclear how such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act, IRA or our business.

Other legislative changes have also been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and due to subsequent legislative amendments to the statute will remain in effect until 2032, unless additional Congressional action is taken. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.

There has also been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which has resulted in several Congressional inquiries, Presidential executive orders, and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We anticipate that certain reform measures will result in additional downward pressure on coverage and the price that we or a third party receive for any approved product, and could seriously harm our or such third party’s business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us or a third party from being able to generate revenue, attain profitability, or commercialize our or such third party’s products.

Data Privacy and Security

In the ordinary course of our business, we may process personal or sensitive data. Accordingly, we are, or we or a third party may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, and guidance governing data privacy and security. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (CPRA) (collectively, the CCPA), the European Union’s General Data Protection Regulation 2016/679 (EU GDPR), and the EU GDPR as it forms part of United Kingdom (UK) law (UK GDPR). In addition to the CCPA, several other states within the United States, such as Virginia, Colorado, Utah, and Connecticut have enacted or proposed comprehensive privacy laws and similar laws are being considered in several other states, as well as at the federal and local levels.

The CCPA and EU GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any actual or perceived noncompliance. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collection, use, and disclosure of personal data and to respond to certain requests from California residents related to their personal data. Also, the CCPA provides for administrative fines and a private right of action for certain data breaches which may include an award of statutory damages.

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

Europe / Rest of World Government Regulation

In addition to regulations in the United States, we or any third party will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we, any third party, or our potential collaborators obtain FDA approval for a product, we or such third party must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. Previously, in the EU, pursuant to the EU Clinical Trials Directive 2001/20/EC, a Clinical Trial Application (CTA) had to be submitted to each country’s national regulatory authority in which the clinical trial was to take place, together with an independent ethics committee, much like the FDA and IRB, respectively. Although the Directive had sought to harmonize the EU clinical trials regulatory framework, EU Member States transposed and applied the provisions of the Directive differently, leading to significant variation in the regulatory regimes of the member states. In 2014, a new Clinical Trials Regulation 536/2014, replacing the current Directive, was adopted. The new Regulation is directly applicable in all EU Member States (without national implementation) and entered into application on 31 January 2022. The new Regulation seeks to simplify and streamline the approval of clinical trials in the EU. Pursuant to the Regulation, the sponsor shall submit a single CTA via the EMA’s Clinical Trials Information System (CTIS), which will cover all regulatory and ethics assessments from the member states concerned.

Any submissions made from January 31, 2023 onwards must be made through CTIS and all trials authorized pursuant to the Directive that are still ongoing on January 31, 2025 have their details registered on CTIS, in both cases trials registered on CTIS will have to comply with the Regulation. Once the CTA is approved in accordance with a member state’s requirements, clinical trial development may proceed. Approval and monitoring of clinical trials in the EU is, as it was under the Directive, the responsibility of individual member states, but compared to the position prior to the applicability of the Clinical Trials Regulation there is likely to be more collaboration, information-sharing, and decision-making between member states. The new Regulation also aims to streamline and simplify the rules on safety reporting and introduces enhanced transparency requirements, such as mandatory submission of a summary of the clinical trial results to a new EU Database.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization guidelines on GCP as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU countries, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

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

To obtain regulatory approval of an investigational drug or biological product in the EU, we or any third party must submit a MAA either under the so-called centralized or national authorization procedures.

Centralized procedure. The centralized procedure provides for the grant of a single marketing authorization (MA), which is issued by the European Commission based on the opinion of the CHMP of the EMA and that is valid in all EU member states, as well as Iceland, Liechtenstein and Norway. The Centralized Procedure is mandatory for certain types of products, medicines that are derived from biotechnology processes, such as genetic engineering, designated orphan medicinal products, and medicines that contain a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. Under the Centralized Procedure the maximum timeframe for the evaluation of an MAA is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). Accelerated evaluation might be granted by the CHMP in exceptional cases, when the authorization of a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. Under the accelerated procedure the standard 210-day review period is reduced to 150 days.

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

If we, any third party, or our potential collaborators fail to comply with applicable foreign regulatory requirements, we or such third party may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Employees

As a result of the reduction in workforce in December 2023 and February 2024, we currently have eight full-time employees, all of whom are located in the United States. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Risks Related to Our Business and Industry

We have incurred significant net losses since our inception in 2014 and anticipate that we will continue to incur net losses for the foreseeable future.

We are a pharmaceutical company founded in 2014. Prior to the recent suspension of our development activities for mavodelpar announced on December 14, 2023, our operations focused primarily on raising capital, establishing and protecting our intellectual property portfolio, organizing and staffing our company, business planning, and conducting preclinical and clinical development of, and manufacturing development for, our only product candidate, mavodelpar. As an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product, or conduct sales and marketing activities necessary for successful commercialization. Further, we have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical area. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing pharmaceutical products.

Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant net losses since our inception. We may never generate any revenue. For the years ended December 31, 2023 and 2022, we reported a net loss of $77.4 million and $52.0 million, respectively. As of December 31, 2023, we had an accumulated deficit of $218.5 million.

We expect to continue to incur significant losses for the foreseeable future. We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our prior net losses and expected future net losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with our business, we are unable to accurately predict the timing or amount of increased expenses, or when, if at all, we will be able to achieve profitability.

Our activities to evaluate and pursue potential strategic alternatives may not result in any definitive transaction or enhance stockholder value.

Following the suspension of development activities of our only product candidate, mavodelpar, we have begun evaluating and exploring a variety of strategic alternatives focused on maximizing stockholder value, including, but not limited to, a merger, sale, other business combination, a strategic partnership with one or more parties, or the licensing, sale or divestiture of our assets. Our ability to successfully execute on a strategic alternative is dependent on a number of factors and we may not be able to execute upon a transaction or other strategic alternative upon favorable terms within an advantageous timeframe and recognize significant value for these assets, if at all. Additionally, the negotiation and consummation of a transaction or other strategic alternative may be costly and time-consuming. Any executed strategic alternative may not result in anticipated savings or other economic benefits, could result in total costs and expenses that are greater than expected, could make it more difficult to attract and retain qualified personnel and may disrupt our operations, each of which could have a material adverse effect on our business.

The current market price of our common stock may reflect a market assumption that a strategic alternative will occur, and a failure to complete a strategic alternative could result in negative investor perceptions and could cause a decline in the market price of our common stock, which could adversely affect our ability to access the equity and financial markets, as well as our ability to explore and enter into different strategic alternatives. There can be no certainty that any strategic alternative will be completed, be on attractive terms, enhance stockholder value or deliver the anticipated benefits, and successful integration or execution of the strategic alternatives will be subject to additional risks. In addition, potential strategic alternatives that require stockholder approval may not be approved by our stockholders. If we do not successfully consummate a strategic alternative, our Board of Directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation, the amount of cash that will need to be reserved for commitments and contingent liabilities. Depending on these factors, the amount available for distribution to our common stockholders could be as low as $0.00 and result in a total loss of investment to our stockholders.

If we fail to achieve the expected financial and operational benefits of our recent cash preservation activities, our business and financial results may be harmed.

Following the suspension of development activities of our only product candidate, mavodelpar, we implemented a reduction in workforce in December 2023 and February 2024, which resulted in approximately $4.1 million in severance and continuation of benefit expenses. The estimates of the costs we expect to incur, and the successful implementation of the restructuring activities pursuant to the cash preservation activities, are subject to a number of assumptions, risks and uncertainties, and actual results may differ from the above-described estimates. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the cash preservation activities. Restructuring activities may also result in a loss of continuity, accumulated knowledge and inefficiency during transitional periods and thereafter. In addition, restructurings can require a significant amount of time and focus from management and other employees, which may divert attention from our core business activities.

As a result of the negative data from our STRIDE clinical study and the reductions in our workforce that we implemented in December 2023 and February 2024, we may not be successful in retaining key employees. If we are unable to retain our remaining staff, our ability to identify and evaluate and pursue strategic alternatives and consummate any strategic alternative will be seriously jeopardized.

We implemented a reduction in workforce in December 2023 and February 2024, and currently have eight full-time employees remaining. Our cash preservation activities may yield unintended consequences, such as attrition beyond our reductions in workforce and reduced employee morale which may cause our remaining employees to seek alternate employment. Competition among biotechnology companies for qualified employees is intense. Following the suspension of development activities for mavodelpar, our ability to retain our key employees is critical to our ability to effectively manage our resources to consummate a potential strategic transaction. In addition, as a result of the workforce reductions, we face an increased risk of employment litigation.

If we pursue further development of any other product candidates, we will need substantial additional capital to develop and commercialize such product candidates and implement any such operating plan. If we fail to raise additional capital, we may be unable to begin or forced to delay, reduce or eliminate any product development programs or commercialization efforts.

Our operations have consumed substantial amounts of cash since our inception. In December 2023, we suspended the development activities of our only product candidate, mavodelpar, and implemented cash preservation activities, including substantial workforce reductions. However, if we pursue further development of any future product candidates, we will require significant additional amounts of capital in order to prepare for commercialization, and, if approved, to launch and commercialize such product candidates. As of December 31, 2023, we had cash, cash equivalents and short-term investments of $103.0 million. We anticipate having approximately $82.0 million in cash, cash equivalents, and short-term investments as of March 31, 2024. Based on our current operating plan, we believe that our cash, cash equivalents and short-term investments as of December 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future capital requirements will depend on many factors, including:

•
the success of our activities to evaluate and pursue strategic alternatives;
•
the scope, progress, results and costs of clinical trials and preclinical studies for any product candidates;
•
the scope, prioritization and number of our research and indications we pursue;
•
the costs and timing of manufacturing for any product candidates;
•
the costs, timing, and outcome of regulatory review of any product candidates;
•
the timing and amount of any future milestone or other payments to licensors;
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

In any event, we will require additional capital for the development and commercialization of any product candidates. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Until such time as we can generate significant revenue from sales of any product candidates, if ever, we expect to finance our operations through public or private equity offerings or debt financings, credit or loan facilities, collaborations, strategic alliances, licensing arrangements or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. In November 2023, we entered into an at-the-market equity offering sales agreement (Sales Agreement) with Leerink Partners LLC (Leerink) under which we may offer and sell, from time to time, at our sole discretion, up to $100.0 million in shares of our common stock (2023 ATM Facility). As of December 31, 2023, we had not sold any shares of our common stock under the 2023 ATM Facility and on March 25, 2024, we provided notice to Leerink of our election to terminate the Sales Agreement, effective as of April 8, 2024.

Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, including those resulting from armed conflicts, infectious diseases, bank failures, actual or perceived changes in interest rates and economic inflation. We also could be required to seek collaborators for any product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

We are not currently pursuing further clinical development of our only product candidate, mavodelpar. If we or a third party pursues further development of mavodelpar or any future product candidates and are unable to advance such product candidates through clinical development, obtain regulatory approvals, and ultimately commercialize such product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are not currently pursuing further clinical development of our only product candidate, mavodelpar. The success of mavodelpar, if further development is pursued, and any future product candidates will depend on several factors, including the following:

•
successful enrollment in any future clinical trials and completion of such clinical trials with favorable results and passing applicable GCP inspections;
•
acceptance by the FDA and EMA of data from such future clinical trials;
•
demonstration of a positive risk/benefit profile for such product candidate in the relevant patient population, to the satisfaction of applicable regulatory authorities;
•
meeting chemistry, manufacturing and controls (CMC) requirements and passing applicable GMP inspections;
•
the outcome, timing, and cost of meeting regulatory requirements established by the FDA, EMA, and other comparable foreign regulatory authorities;
•
receipt of marketing approvals from applicable regulatory authorities, including one or more NDA from the FDA and marketing authorizations from the European Commission (based on the opinion of the CHMP of the EMA, and maintaining such approvals);
•
establishing commercial manufacturing relationships and receiving/importing commercial supplies approved by the FDA and other regulatory authorities from any future third-party manufacturer;
•
establishing sales, marketing, and distribution capabilities and commercializing such product candidate, if approved, whether alone or in collaboration with others;
•
acceptance, if and when approved, by patients, the medical community and third-party payors;
•
obtaining and maintaining third-party coverage and adequate reimbursement;
•
establishing and maintaining patent and trade secret protection and regulatory exclusivity for such product candidate;
•
maintaining an acceptable risk/benefit safety profile of such product candidate following approval; and
•
maintaining and growing an organization of people who can develop and commercialize such product candidate.

If we or a third party does not achieve one or more of these factors, many of which are beyond our control, in a timely manner or at all, we or a third party could experience significant delays or an inability to develop, obtain regulatory approvals or commercialize any product candidates.

Even if regulatory approvals are obtained, we or a third party may never be able to successfully commercialize any product candidates. In addition, we will need to transition at some point from a company with a historical development focus to a company capable of supporting commercial activities. We may not be successful in such a transition. Accordingly, we may not be able to generate sufficient revenue through the sale of any product candidates to continue our business.

Use of any product candidates could be associated with side effects, adverse events or other properties that could delay or prevent regulatory approval or result in significant negative consequences following marketing approval, if any.

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with the use of any product candidates. We are not currently pursuing further clinical development of our only product candidate, mavodelpar. However, if we or a third party decides to pursue further development of mavodelpar or any future product candidates, results of such clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by such product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. If drug-related SAEs are observed, such trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval for such product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition, results of operations and prospects significantly.

Additionally, if any product candidates receive marketing approval, and we or others later identify undesirable side effects caused by such product candidate, a number of potentially significant negative consequences could result, including:

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

Any of these events could prevent us from achieving or maintaining market acceptance of a product candidate, if approved, and could significantly harm our business, results of operations, and prospects.

The regulatory approval process is lengthy, expensive and uncertain, and we may be unable to obtain regulatory approval for our product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of our or any third party’s product candidates and adversely impact our ability to generate revenue, our business and our results of operations.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing, and distribution of any product candidates is subject to extensive regulation by the FDA in the United States and by comparable foreign regulatory authorities in foreign markets. In the United States, we are not permitted to market any product candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity, and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and the FDA has substantial discretion in the drug approval process, including the ability to delay, limit, or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed. Neither we nor any future collaborator is permitted to market any product candidates in the United States until we receive approval of an NDA from the FDA. We have not previously submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities.

Prior to obtaining approval to commercialize a product candidate in the United States or in foreign markets, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for any product candidates are promising, such data may not be sufficient to support approval by the FDA and comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities, as the case may be, may also require us to conduct additional preclinical studies or clinical trials for any product candidates either prior to or post-approval, or may object to elements of our clinical development program.

Any product candidates could fail to receive regulatory approval for many reasons, including the following:

•
serious and unexpected drug-related side effects may be experienced by participants in any future clinical trials or by people using drugs similar to or in the same class as such product candidates;
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
•
the data collected from clinical trials of such product candidates may not be sufficient to satisfy the FDA or comparable foreign regulatory authorities to support the submission of an NDA or other comparable submissions in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;
•
the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•
the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Any of the above events could prevent us from achieving market approval of any product candidates and could substantially increase the costs of commercializing such product candidates. The demand for any product candidates could also be negatively impacted by any adverse effects of a competitor’s product or treatment.

Of the large number of drugs in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market any product candidates, which would significantly harm our business, financial condition, results of operations and prospects.

Even if we eventually complete clinical trials and receive approval of an NDA or foreign marketing application for any product candidates, the FDA or comparable foreign regulatory authority may grant approval contingent on the performance of costly additional clinical trials, including Phase 4 clinical trials, and/or the implementation of a REMS which may be required to ensure safe use of the drug after approval. The FDA or the comparable foreign regulatory authority also may approve a product candidate for a more limited indication or patient population than we originally requested, and the FDA or comparable foreign regulatory authority may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

Preliminary, interim and topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

We are not currently pursuing further clinical development of our only product candidate, mavodelpar. However, if we or a third party decides to pursue further development of mavodelpar or of any future product candidates, we may publicly disclose, from time to time, interim, topline, or preliminary data from such clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline, or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim, topline, and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, such data should be viewed with caution until the final data are available. Adverse differences between preliminary, interim, or topline data and final data could significantly harm our business prospects.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability, or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate, or our business. If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, any product candidates may be harmed, which could harm our business, operating results, prospects, or financial condition.

Obtaining and maintaining regulatory approval for a product candidate in one jurisdiction does not mean that we will be successful in obtaining regulatory approval for that product candidate in other jurisdictions.

Obtaining and maintaining regulatory approval for a product candidate in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries before we can begin to commercialize it. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction.

As with the FDA, obtaining an MAA, issued by the European Commission, based on the opinion of the CHMP of the EMA, is a similarly lengthy and expensive process. Regulatory authorities in jurisdictions outside of the United States and the EU also have requirements for approval for product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of any product candidates in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of any product candidates will be harmed, which would adversely affect our business, prospects, financial condition, and results of operations.

We currently have no marketing and sales organization. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell any product candidates, we may not be able to generate product revenues.

We currently do not have a commercial organization for the marketing, sales, and distribution of pharmaceutical products. We are not currently pursuing further clinical development of our only product candidate, mavodelpar. However, if we or a third party decides to pursue further development of mavodelpar or any future product candidate, which obtains approval for marketing, we will have to build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services.

The establishment and development of our own sales force or the establishment of a contract sales force to market any product candidates will be expensive and time-consuming and could delay any commercial launch. Moreover, we may not be able to successfully develop this capability. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, and retain marketing and sales personnel. We will also face competition in our search for third parties to assist us with the sales and marketing efforts of any product candidates. To the extent we rely on third parties to commercialize such product candidates, if approved, we may have little or no control over the marketing and sales efforts of such third parties and our revenues from product sales may be lower than if we had commercialized such product candidates ourselves. In the event we are unable to develop our own marketing and sales force or collaborate with a third-party marketing and sales organization, we would not be able to commercialize any product candidates.

If we receive regulatory approval for any product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with any product.

We are not currently pursuing further clinical development of our only product candidate, mavodelpar. However, if we or a third party decides to pursue further development of mavodelpar or any future product candidates, any regulatory approvals received may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including post-market studies or clinical trials, and surveillance to monitor safety and effectiveness. The FDA may also require us to adopt a REMS to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to health care practitioners, patient education, extensive patient monitoring, or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry.

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

The occurrence of any event or penalty described above may inhibit our ability to commercialize any product candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval for any product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition, and results of operations.

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

Even if we obtain regulatory approval for any product candidates, such product candidates may not gain market acceptance among physicians, patients, healthcare payors and others in the medical community.

We are not currently pursuing further clinical development of our only product candidate, mavodelpar. However, if we or a third party decides to pursue further development of mavodelpar or any other product candidates that obtain regulatory approval, such product candidates may not be commercially successful. The commercial success of such product candidates, if approved, will depend significantly on the broad adoption and use of such product by physicians and patients for approved indications. The degree of market acceptance of such future products, if approved, will depend on a number of factors, including:

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

If any product candidate is approved but fails to achieve market acceptance among physicians, patients, healthcare payors or others in the medical community, we will not be able to generate significant revenues, which would have a material adverse effect on our business, prospects, financial condition, and results of operations. In addition, even if a product candidate gains acceptance, the markets for the treatment of patients with indications we may pursue may not be as significant as we estimate.

If any product candidate is approved for marketing, and we are found to have improperly promoted off-label uses, we may become subject to prohibitions on the sale or marketing of such product candidate, significant fines, penalties, sanctions, or product liability claims, and our image and reputation within the industry and marketplace could be harmed.

The FDA, DOJ, and comparable foreign authorities strictly regulate the marketing and promotional claims that are made about pharmaceutical products, if approved. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or comparable foreign authorities as reflected in the product’s approved labeling. However, if we receive marketing approval for any product candidates, physicians can prescribe such product to their patients in a manner that is inconsistent with the approved label in their independent professional judgment. If we are found to have promoted such off-label uses, we may receive warning letters from the FDA and comparable foreign authorities and become subject to significant liability, which would materially harm our business. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA and other U.S. and foreign governmental authorities have also required that companies enter into consent decrees or imposed permanent injunctions under which specified promotional conduct is changed or curtailed in order to resolve enforcement actions. If we are deemed by the FDA, DOJ, or other U.S. and foreign governmental authorities to have engaged in the promotion of any product candidate for off-label use, we could be subject to certain prohibitions or other restrictions on the sale or marketing and other operations or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry.

Coverage and reimbursement may be limited or unavailable in certain market segments for any product candidates, which could make it difficult for us to sell such product candidates profitably.

Successful sales of any product candidates, if approved, depend on the availability of coverage and adequate reimbursement from third-party payors. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance, and we may not obtain such coverage or adequate reimbursement.

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

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our products. We may not be able to provide data sufficient to obtain coverage and adequate reimbursement. Assuming we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use a product candidate unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost. Additionally, the reimbursement rates and coverage amounts may be affected by the approved label for such product candidate. If coverage and reimbursement of our future products are unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

In addition, the market for any product candidates will depend significantly on access to third-party payors’ drug formularies or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access through formulary controls or otherwise to a branded drug when a less costly generic equivalent or another alternative is available.

In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of any product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. Coverage policies and third-party payor reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.

If we obtain approval in one or more foreign jurisdictions for a product candidate, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, including those in the EU, the pricing of prescription pharmaceuticals and biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval for a drug candidate and in some countries, products cannot be marketed until after such a price has been agreed. In addition, market acceptance and sales of a product will depend significantly on the availability of coverage and adequate reimbursement from third-party payors for a product and may be affected by existing and future health care reform measures.

Recently enacted legislation, future legislation and healthcare reform measures may increase the difficulty and cost for us to obtain marketing approval for and commercialize any product candidates and may affect the prices we may set.

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

There have been judicial, executive and Congressional challenges to certain aspects of the Affordable Care Act. By way of example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a newly established manufacturer discount program. The IRA has been subject to judicial challenges claiming that certain provisions of IRA are unconstitutional. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act, IRA and our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investments and Jobs Act and Consolidated Appropriations Act of 2023, will remain in effect until 2032. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

We cannot predict the likelihood, nature, or extent of health reform initiatives that may arise from future legislation or administrative action. We expect that the Affordable Care Act and other healthcare reform measures, including those that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from third-party payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize any product candidates, if approved.

We may form or seek strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements.

We may form or seek strategic alliances, create joint ventures or collaborations or enter into additional licensing arrangements with third parties for the development and commercialization of product candidates we may choose to develop. We may also establish commercial partnerships outside of the United States and key European markets. Any of these relationships may require us to incur non-recurring and other charges, increase our near-and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. Following a strategic transaction or license, we may not achieve the revenues or cash flows that justifies such transaction. Any delays in entering into new strategic partnership agreements could delay the development and commercialization of such product candidates, which would harm our business prospects, financial condition, and results of operations.

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

If we obtain regulatory approval for a product candidate and begin commercializing such product in the United States, the EU and other countries or jurisdictions, our potential exposure under the laws of such countries and jurisdictions will increase significantly, and our costs associated with compliance with such laws are also likely to increase. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs and equivalent foreign healthcare programs, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

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

Our relationships with customers, healthcare providers, and third-party payors may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, and other healthcare laws and regulations. These laws may impact, among other things, any future clinical research programs, as well as our proposed and future sales, marketing, and education programs. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive, and other business arrangements. The U.S. healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and their respective implementing regulations, which impose requirements on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, and their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information as well as their covered subcontractors; and
•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians, (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and purse practitioners), and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members.

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

Because of the breadth of these laws and regulations and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities, or our arrangements with physicians, could be subject to challenge under one or more of such laws and regulations. It is not always possible to identify and deter employee misconduct or business noncompliance, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If we or our employees, independent contractors, consultants, commercial partners and vendors violate these laws and regulations, we may be subject to investigations, enforcement actions and/or significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and regulations, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, any approval and commercialization of any product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws and regulations mentioned above, among other foreign laws and regulations.

We are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, industry standards, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data (collectively, sensitive data). Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations, relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, state and federal health information privacy laws, personal data privacy laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). In addition, we may obtain health data from third parties (including research institutions from which we obtain clinical trial data) that is subject to privacy and security requirements under HIPAA, as amended by HITECH, and their respective implementing regulations. Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we knowingly obtain, use, or disclose individually identifiable protected health information in a manner that is not authorized or permitted by HIPAA.

In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (CPRA) (collectively, the CCPA), applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the EU GDPR, the UK GDPR, Canada’s Personal Information Protection and Electronic Documents Act (PIPEDA), Australia’s Privacy Act, and New Zealand’s Privacy Act, impose strict requirements for processing personal data. For example, under the EU GDPR and UK GDPR, companies may face temporary or definitive bans on data processing and other corrective actions, fines of up to 20 million euros or 17.5 million pounds, respectively, or 4% of annual global revenue, in each case, whichever is greater, or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the European Commission’s Standard Contractual Clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework and/or extension thereto), these mechanisms are subject to potential legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. These challenges and risks concerning cross-border transfers of personal data out of the EEA and UK to recipients in other jurisdictions, notably recipients in the United States, may be of particular significance to us and our operations as the majority of the trials we conduct take place in locations outside the United States, with a large number occurring in the EEA or UK. Furthermore, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

In addition to data privacy and security laws, we are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. Our employees and personnel may use generative artificial intelligence (AI) technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy or legal obligations (such as copyright infringement). Governments have passed and are likely to pass additional laws regulating generative AI. Any use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

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

Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including future clinical trials); inability to process sensitive data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of any product candidates.

Although we are not currently pursuing further clinical development of our only product candidate, mavodelpar, we face an inherent risk of product liability as a result of the clinical testing of mavodelpar we have conducted and any future clinical testing of mavodelpar and any other product candidates we may conduct. We will face an even greater risk if we commercialize any products. For example, we may be sued if mavodelpar or any future product candidates causes or is perceived to cause injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of any product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•
decreased demand for any product candidates;
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
•
the inability to commercialize any product candidates; or
•
a decline in our share price.

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we may develop. We currently carry an aggregate of up to $7.0 million of product liability insurance covering our clinical trials. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. If we determine that it is prudent to increase our product liability coverage due to the commercial launch of any approved product, we may be unable to obtain such increased coverage on acceptable terms, or at all. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

Our ability to utilize our net operating loss (NOL) carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire (if at all). See Note 11, Income Taxes of Notes to Consolidated Financial Statements included in this Annual Report for further discussion.

Under federal tax legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the Tax Act), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but, in the case of tax years beginning after 2020, may only be used to offset 80% of our taxable income annually. Our NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service (IRS) and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a rolling three-year period in excess of 50 percentage points (by value), as defined under Section 382 of the Internal Revenue Code of 1986, as amended. Our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes. Similar rules may apply under state tax laws. Such limitations could result in the expiration of our carryforwards before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased taxable income or tax liability. We may have experienced ownership changes in the past and may experience ownership changes as a result of future offerings and/or subsequent changes in our stock ownership (some of which are outside our control). In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Events involving limitations to liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (FDIC) was appointed as receiver. Subsequently, the FDIC announced that all deposits with SVB would be fully insured. Similarly, on March 12, 2023, Signature Bank Corp. and Silvergate Capital Corp. were each swept into receivership and on May 1, 2023, First Republic Bank was swept into receivership. We have moved any cash or other deposits previously held at SVB US (a division of First Citizens Bank) and SVB UK (a division of HSBC) to other financial institutions. We did not have any material impact on our financial condition or operations as a result of SVB’s circumstances. Additionally, the failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances or with which we do business, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or any applicable foreign government in the future or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a future failure or liquidity crisis. In addition, if any of our partners or parties with whom we conduct business are unable to access funds due to the status of their financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

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

Risks Related to Our Reliance on Third Parties

We have in the past and may in the future rely on third parties to conduct, supervise, and monitor our clinical trials. If these third parties do not successfully carry out their contractual duties, meet rigorously enforced regulatory requirements, or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize any product candidates we may choose to develop.

Although we are not currently pursuing further clinical development of our only product candidate, mavodelpar, we have in the past and may in the future rely on third-party CROs in connection with any future clinical trials for any product candidates we may choose to develop. We control or will control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials that we have conducted and may conduct in the future is conducted in accordance with applicable protocol, legal, regulatory, and scientific standards, and our reliance on our CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these CROs fail to comply with applicable GCP regulations, the clinical data generated in our future clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, such regulatory authorities may determine that our future clinical trials do not comply with the GCP regulations. In addition, our future clinical trials must be conducted with drug product produced under cGMP regulations and will require a large number of test subjects. Our failure or any failure by our CROs to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of our CROs violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

The CROs on whom we have historically relied and may in the future rely are not our employees and, except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical, clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on our behalf. If such CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to the relevant clinical protocols or regulatory requirements or for other reasons, our future clinical trials may be extended, delayed, or terminated and we may not be able to complete development of, obtain regulatory approval for or successfully commercialize any product candidates. As a result, our financial results and the commercial prospects for any product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

Switching or adding CROs involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet the clinical development timelines we may establish for any product candidates. Although we carefully manage our relationships with our CROs, we may encounter challenges or delays in the future and these delays or challenges may have a material adverse impact on our business, prospects, financial condition, and results of operations.

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

We have in the past and may in the future rely completely on third parties to manufacture our preclinical and clinical drug supplies and we may in the future rely on third parties to produce commercial supplies of any product candidates that we may choose to develop, if approved, and these third parties may fail to obtain and maintain regulatory approval for their facilities, fail to provide us with sufficient quantities of drug product or fail to do so at acceptable quality levels or prices.

We are not currently pursuing further clinical development of our only product candidate, mavodelpar. If we pursue development of other product candidates, we will likely rely on contract manufacturers manufacture our clinical drug supplies for use in the conduct of our clinical trials. We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our clinical drug supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture any product candidates on a clinical or commercial scale. Instead, we have historically and may in the future rely on contract manufacturers for such production.

Our reliance on third-party suppliers and manufacturers, including single-source suppliers, could harm our ability to develop any product candidates or commercialize any such product candidates, if approved. Further, any delay in identifying and qualifying a manufacturer for commercial production could delay the potential commercialization of any such product candidates, and, in the event that we do not have sufficient product to complete our future clinical trials, it could delay such trials.

The facilities used by our contract manufacturers to manufacture any product candidates must be approved by the applicable regulatory authorities, including the FDA, pursuant to inspections that will be conducted after an NDA or comparable foreign regulatory marketing application is submitted. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements, they will not be able to secure or maintain FDA approval for the manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authority does not approve these facilities for the manufacture any such product candidates or if it withdraws any such approval in the future, or if our suppliers or contract manufacturers decide they no longer want to supply or manufacture for us, we may need to find alternative manufacturing facilities, in which case we might not be able to identify manufacturers for clinical or commercial supply on acceptable terms, or at all, which would significantly impact our ability to develop, obtain regulatory approval for, or market any such product candidates.

In addition, the manufacture of pharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state, and foreign regulations. Furthermore, if contaminants are discovered in our supply of any product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any stability or other issues relating to the manufacture of any product candidates may occur in the future. In addition, quarantines, shelter-in-place, and similar government orders, or the perception that such orders, shutdowns, or other restrictions on the conduct of business operations could occur, related to infectious diseases could impact personnel at our third-party manufacturing facilities upon which we may rely in the future, or the availability or cost of materials, which could disrupt the supply chain for our product candidates. Additionally, the manufacturers whom we may rely on may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If the manufacturers we rely on were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide our product candidate to patients in clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of any future clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

If we or our third-party manufacturers use hazardous substances in a manner that causes injury or violates applicable law, we may be liable for damages.

We are not currently pursuing further clinical development of our only product candidate, mavodelpar. However, our historical research and development activities involved and future activities could involve the controlled use of potentially hazardous substances by our third-party manufacturers. Such manufacturers are subject to federal, state, and local laws and regulations in the United States governing the use, manufacture, storage, handling and disposal of medical, radioactive and hazardous materials. Although we believe that the procedures for using, handling, storing and disposing of these materials used by the manufacturers we historically relied on comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development, and production efforts, which could harm our business, prospects, financial condition, or results of operations.

Risks Related to Our Intellectual Property

Our success depends on our ability to obtain and maintain sufficient intellectual property protection for any product candidates and other proprietary technologies.

Our commercial success will depend in part on our ability to obtain and maintain a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to any product candidates and other proprietary technologies we develop. If we are unable to obtain or maintain patent protection with respect to such product candidates, and other proprietary technologies we may develop, our business, financial condition, results of operations, and prospects could be materially harmed.

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

We have pending U.S., international (i.e., PCT), and other foreign patent applications and may submit similar patent applications for any future product candidates. However, we cannot predict:

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

We cannot be certain that the claims in our pending and future patent applications directed to our product candidates, as well as technologies relating to our research programs will be considered patentable by the USPTO or by patent offices in foreign countries. One aspect of the determination of patentability of our inventions depends on the scope and content of the “prior art,” information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention. There may be prior art of which we are not aware that may affect the patentability of our patent claims or, if issued, affect the validity or enforceability of a patent claim relevant to our business. There is no assurance that there is not prior art of which we are aware, but which we do not believe is relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our products that may be approved in the future, or impair our competitive position. Even if the patents do issue based on our patent applications, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. If the breadth or strength of our intellectual property position with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop and threaten our ability to commercialize our product candidates. In the event of litigation or administrative proceedings, we cannot be certain that the claims in any of our issued patents will be considered valid by courts in the United States or foreign countries.

Derivation proceedings may be necessary to determine priority of inventions, and an unfavorable outcome may require us to cease using the related technology or to attempt to license rights from the prevailing party.

Derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our future licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with such proceedings could have a material adverse effect on our ability to raise the funds necessary to continue any future clinical trials, continue our development programs, license necessary technology from third parties or enter into development or manufacturing partnerships that would help us bring our product candidates to market.

If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection and/or other market exclusivity, our ability to prevent our competitors from commercializing similar or identical product candidates may be adversely affected.

The patent position of biotechnology and pharmaceutical companies is highly uncertain and involves complex legal, scientific, and factual questions and has been the subject of frequent litigation in recent years. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our patent applications may not result in patents being issued which protect any product candidates and other proprietary technologies we may develop or which effectively prevent others from commercializing competitive technologies and products. Further, no consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the United States and in many jurisdictions outside of the United States. Changes in either the patent laws or interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be enforced in the patents that may be issued from the applications we currently or may in the future own or license from third parties. Further, if any patents we obtain or license are deemed invalid and unenforceable, our ability to commercialize or license our technology could be adversely affected.

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

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our actual or potential future collaborators will be successful in protecting any product candidates and other proprietary technologies and their uses by obtaining, defending and enforcing patents. These risks and uncertainties include the following:

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
•
because patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we or our licensors were or will be the first to file any patent application related to any product candidates and other proprietary technologies and their uses;
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

The degree of future protection for our proprietary rights is uncertain and may only afford limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. If we do not adequately protect our intellectual property and proprietary technology, competitors may be able to use any product candidates, and other proprietary technologies and erode or negate any competitive advantage we may have, which could have a material adverse effect on our financial condition and results of operations. For example:

•
others may be able to make products that are similar to any of our product candidates but that are not covered by the claims of our patents;
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

We cannot be certain that the claims in our issued patents and pending patent applications covering any product candidates will be considered patentable by the USPTO, courts in the United States, or by patent offices and courts in foreign countries. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property internationally.

The strength of patents in the biotechnology and pharmaceutical fields involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover any product candidates in the United States or in foreign countries. Even if such patents do successfully issue, third parties may challenge the ownership, validity, enforceability, or scope thereof, which may result in such patents being narrowed, invalidated, or held unenforceable. Any successful opposition to our patents could deprive us of exclusive rights necessary for the successful commercialization of any product candidates. Furthermore, even if they are unchallenged, our patents may not adequately protect our intellectual property, provide exclusivity for any product candidates or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents we hold with respect to any future candidates is threatened, it could dissuade companies from collaborating with us to develop, or threaten our ability to commercialize, any product candidates.

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

Changes in U.S. patent law, or patent laws in other countries, could diminish the value of patents in general, thereby impairing our ability to protect any product candidates and other proprietary technologies.

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

Further, the United States and other governments may, at any time, enact changes to law and regulation that create new avenues for challenging the validity of issued patents. For example, the America Invents Act created new administrative post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings that allow third parties to challenge the validity of issued patents. This applies to all U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the

U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

Patents are of national or regional effect. Filing, prosecuting, and defending patents on any product candidates and other proprietary technologies we develop in all countries throughout the world would be prohibitively expensive. In addition, the laws of some foreign countries do not protect intellectual property rights in the same manner and to the same extent as laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement of such patent protection is not as strong as that in the United States. These products may compete with our product candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Further, geo-political actions in the United States and in foreign countries (such as the Russia and Ukraine conflict) could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

We may become subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We may be subject to claims that former employees (including former employees of our licensors), collaborators or other third parties have an interest in our patent rights, trade secrets, or other intellectual property as an inventor or co-inventor. The failure to name the proper inventors on a patent application can result in the patents issuing thereon being unenforceable. For example, we may have inventorship disputes arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing any product candidates, or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to resolve these and other claims challenging inventorship and/or ownership. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business, financial condition, results of operations and prospects. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

We may not be successful in obtaining or maintaining necessary intellectual property rights for our future operations.

Our future operations may require the use of proprietary rights held by third parties and the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. We may be unable to acquire or in-license, on reasonable terms, proprietary rights from third parties that we identify as being necessary for our business. In such event, we may be required to expend significant time and resources to develop or license replacement technology, which may not be available. Even if we are able to obtain a license to such proprietary rights, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us.

The patent protection and patent prosecution for any product candidates may be dependent on third parties.

While we historically have sought to obtain the right to control prosecution, maintenance and enforcement of the patents relating to our product candidates, there may be times when the filing and prosecution activities for patents and patent applications relating to our product candidates are controlled by our future licensors or collaboration partners. When we obtain licenses from or collaborate with third parties, we may not have the right to control the preparation, filing, and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties, or such activities, if controlled by us, may require the input of such third parties. We may also require the cooperation of our licensors and collaborators to enforce any licensed patent rights, and such cooperation may not be provided. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business, or in compliance with applicable laws and regulations, including by payment of all applicable fees for patents covering our product candidates, which may affect the validity and enforceability of such patents or any patents that may issue from such application. If any of our future licensors or collaboration partners fail to prosecute, maintain and enforce such patents and patent applications in a manner consistent with the best interests of our business, including by payment of all applicable fees for patents covering our product candidates, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. In addition, even where we have the right to control patent prosecution of patents and patent applications we have licensed from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensors, our future licensors, and their counsel that took place prior to the date upon which we assumed control over patent prosecution.

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

Our rights to develop and commercialize product candidates may be subject, in part, to the terms and conditions of licenses granted to us by others.

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

The licensing and acquisition of third-party proprietary rights is a competitive area, and companies, which may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party proprietary rights that we may consider necessary or attractive in order to commercialize any product candidates. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

It is possible that we may be unable to obtain licenses at a reasonable cost or on reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to redesign product candidates and technology, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business, financial condition, results of operations, and prospects significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our technology, manufacturing methods, product candidates, or future methods or products resulting in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

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

We may enter into license agreements in the future with others to advance our research or allow commercialization of product candidates. These licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and product candidates.

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

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We may enter into license agreements under which we are granted intellectual property rights that are important to our business and product candidates. If we fail to comply with our obligations under such license agreements, such license agreements may be terminated.

The agreements under which we may license intellectual property or technology from third parties may be complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we license in the future prevent or impair our ability to maintain our licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

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
•
our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of any product candidates, and what activities satisfy those diligence obligations; and
•
the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

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

Any collaboration arrangements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our product candidates.

Any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which may include that:

•
collaborators have significant discretion in determining the efforts and resources that they will apply to collaborations;
•
collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on trial or test results, changes in their strategic focus due to the acquisition of competitive products, availability of funding, or other external factors, such as a business combination that diverts resources or creates competing priorities;
•
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with any product candidates;
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

Our success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe, misappropriate or otherwise violate patents or other intellectual property rights owned or controlled by third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our product candidates and products that may be approved in the future, or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including inter partes review, post grant review, interference and reexamination proceedings before the USPTO, or oppositions and other comparable proceedings in foreign jurisdictions. The implementation of these procedures brings uncertainty to the possibility of challenges to our patents in the future and the outcome of such challenges. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, may exist in the fields in which we develop any product candidates.

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

As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that any future activities related to any product candidates may give rise to claims of infringement of the patent rights of others. The biotechnology and pharmaceutical industries have produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. Identification of third-party patent rights that may be relevant to our operations is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to our research and other operations or necessary for the commercialization of our product candidates in any jurisdiction. We also cannot provide any assurances that third-party patents do not exist which might be enforced against our current technology, including our research programs, product candidates, their respective methods of use, manufacture and formulations thereof, and could result in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. We cannot assure you that any of our current or future product candidates will not infringe existing or future patents. We may not be aware of patents that have already issued that a third party might assert are infringed by one of our current or future product candidates.

Third parties, including our competitors, in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our products. We do not always conduct independent reviews of pending patent applications and patents issued to third parties. Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of any product candidates. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be currently pending third-party patent applications which may later result in issued patents that any product candidates and other proprietary technologies may infringe, or which such third parties claim are infringed by the use of our technologies. Parties making claims against us for infringement or misappropriation of their intellectual property rights may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize product candidates. Defense of these claims, regardless of their merit, could involve substantial expenses and could be a substantial diversion of management and other employee resources from our business.

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
•
cause development delays;
•
prevent us from commercializing any product candidates until the asserted patent expires or is finally held invalid, unenforceable, or not infringed in a court of law;
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

If we are sued for patent infringement, we would need to demonstrate that our products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do either. Proving invalidity or unenforceability is difficult. For example, in the United States, proving invalidity before federal courts requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and divert management’s time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, which may not be available, defend an infringement action or challenge the validity or enforceability of the patents in court. Patent litigation is costly and time-consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, fail to defend an infringement action successfully or have infringed patents declared invalid or unenforceable, we may incur substantial monetary damages, encounter significant delays in bringing any product candidates to market and be precluded from developing, manufacturing or selling any such product candidates.

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
•
pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies and any product candidates or the use of any such product candidates;
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

Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours, and others may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import future approved products or impair our competitive position. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of any product candidates. Any such patent application may have priority over our patent applications, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our U.S. patent position with respect to such inventions. Other countries have similar laws that permit secrecy of patent applications and may be entitled to priority over our applications in such jurisdictions.

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

We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize any such product candidates, which could harm our business significantly. Even if we were able to obtain a license, the rights may be nonexclusive, which may give our competitors access to the same intellectual property.

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

If we choose to go to court to stop another party from using the inventions claimed in our patents, a court may decide that a patent we own or in-license is not valid, is unenforceable and/or is not infringed by that third party for any number of reasons. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements for patentability, including lack of novelty, obviousness, obviousness-type double patenting, lack of written description, indefiniteness, or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution, i.e., committed inequitable conduct. Third parties may also raise similar claims before the USPTO, even outside the context of litigation, including re-examination, PGR, IPR, and derivation proceedings. Similar mechanisms for challenging the validity and enforceability of a patent exist in foreign patent offices and courts and may result in the revocation, cancellation, or amendment of any foreign patents we or our licensors hold now or in the future. The outcome following legal assertions of invalidity and unenforceability is unpredictable, and prior art could render our patents or those of our licensors invalid. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such product candidate. Such a loss of patent protection would have a material adverse impact on our business. There is also a risk that, even if the validity of our patents is upheld, the court will decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover such invention, or decide that the other party’s use of our patented technology falls under the safe harbor to patent infringement under 35 U.S.C. §271(e)1).

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

Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. Our defense of litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to commence and continue any future clinical trials and research programs, license necessary technology from third parties, or enter into development or manufacturing partnerships that would help us bring any product candidates to market.

Even if resolved in our favor, litigation or other legal proceedings relating to our intellectual property rights may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to prevail in such litigation or other legal proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we could because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

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

Because of the expense and uncertainty of litigation, we may not be in a position to enforce our intellectual property rights against third parties and we may conclude that even if a third party is infringing our issued patent, any patents that may be issued as a result of our pending or future patent applications or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our stockholders. In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to continue any future clinical trials, continue our internal research programs, in-license needed technology or other product candidates, or enter into development partnerships that would help us bring our product candidates to market. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution.

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

Trademarks or trade names that we intend to use may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks, and we may be unable to obtain alternative trademarks or trade names. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names. Our efforts to enforce or protect our proprietary rights related to trademarks, trade names, trade secrets, domain names, copyrights, or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

Moreover, any name we propose to use with any product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA (or an equivalent administrative body in a foreign jurisdiction) objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties, and be acceptable to the FDA. Similar requirements exist in Europe. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

Risks Related to Ownership of Our Common Stock

If we fail to satisfy applicable listing standards, our common stock may be delisted from the Nasdaq Global Market.

Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from The Nasdaq Global Market or if we are unable to transfer our listing to another stock market. The continued listing requirements of The Nasdaq Global Market include minimums for market value of listed securities, closing prices and stockholders’ equity. Currently, our stock trades above these minimum requirements, but we cannot assure that our stock will continue to meet these minimum requirements. If our common stock is delisted by Nasdaq, it could lead to a number of negative implications, including an adverse effect on the price of our common stock, increased volatility in our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, could result in a loss of current or future coverage by certain sell-side analysts and might deter certain institutions and persons from investing in our securities at all. Delisting could also cause a loss of confidence of our customers, collaborators, vendors, suppliers and employees, which could harm our business and future prospects.

If our common stock is delisted by Nasdaq, the price of our common stock may decline, and although our common stock may be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets, an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the market value of our common stock. Further, if we are delisted, we would incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the market price of our common stock declined significantly as a result of the announcement we made on December 14, 2023, regarding the topline results from our pivotal STRIDE study and a decision to suspend all mavodelpar development activities. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

•
the commencement, enrollment or results of any future clinical trials we may conduct for any product candidates;
•
acceptance by the FDA and EMA of data from any future clinical trials we conduct;
•
any delay in our regulatory filings for any product candidates;
•
adverse results or delays in clinical trials or preclinical studies;
•
our decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial;
•
announcements of significant changes in our business or operations, including the decision not to pursue one or more drug development programs;
•
adverse regulatory decisions, including failure to receive regulatory approval for any product candidates;
•
changes in laws or regulations applicable to any product candidates, including but not limited to clinical trial requirements for approvals;
•
our failure to commercialize any product candidates;
•
the failure to obtain coverage and adequate reimbursement of any product candidates, if approved;
•
changes in the structure of healthcare payment systems;
•
adverse developments concerning our manufacturers;
•
our inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;
•
additions or departures of key scientific or management personnel;
•
unanticipated serious safety concerns related to the use of any product candidates;
•
introduction of new products or services offered by us or our competitors, or the release or publication of clinical trial results from competing product candidates;
•
announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•
the size and growth, if any, of the markets for patients with diseases that we may target;
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

Our business could face adverse consequences as a result of the actions of activist stockholders.

We are and may in the future be subject to unsolicited attempts to gain control of our company, proxy contests, and other forms of stockholder activism. For example, we have received unsolicited proposals from stockholders to acquire all outstanding shares of our common stock. Our Board of Directors will carefully review and evaluate each proposal in consultation with our independent financial and legal advisors. Our business could be adversely affected because responding to an unsolicited offer, proxy contest or other actions by activist stockholders can be costly and time-consuming, disruptive to our operations and divert the attention of management and our employees from the execution of our potential strategic alternatives. In addition, actual or perceived uncertainties as to our future direction caused by activist activities may cause or appear to cause instability, potentially making it more difficult to retain qualified personnel and collaborators or leading to the loss of collaboration opportunities, and if individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plans. Activist stockholder activities may also cause significant fluctuations in our stock price based on temporary or speculative market perceptions, or other factors that do not necessarily reflect the fundamental underlying value of our business. Finally, we might experience a significant increase in legal fees and administrative and associated costs incurred in connection with responding to an unsolicited offer, proxy contest or related action. These actions could also negatively affect the price of our common stock.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of The Nasdaq Stock Market LLC (Nasdaq). The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Each fiscal year, we are required to provide a report by our management on, among other things, our internal control over financial reporting as discussed in our Annual Report on Form 10-K filing for that year. The reporting on our assessment of the effectiveness of our internal control over financial reporting needs to include disclosure of any material weaknesses identified in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting. While we qualify as an emerging growth company under SEC rules for fiscal year 2024 and therefore are not required to obtain such an audit for fiscal year 2024, in the event that we qualify as a large accelerated filer or accelerated filer under SEC rules in future years, our independent registered public accounting firm will be required to audit the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act (Section 404(b)). Any mandatory or voluntary compliance with Section 404(b) will result in increased costs, expenses, and management resources. However, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of the exemption permitting us not to comply with the independent registered public accounting firm attestation requirement.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2023, there were 33,420,808 shares of our common stock outstanding.

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

Further, the holders of 16,242,841 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We are not currently pursuing further clinical development of our only product candidate, mavodelpar. If we resume such development or pursue development of any product candidates in the future, we expect that we will need significant additional capital. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock. In November 2023, we entered into the 2023 ATM Facility with Leerink under which we may offer and sell, from time to time, at our sole discretion, up to $100.0 million in shares of our common stock. As of December 31, 2023, we had not sold any shares of our common stock under the 2023 ATM Facility and on March 25, 2024, we provided notice to Leerink of our election to terminate the Sales Agreement, effective as of April 8, 2024.

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

Our operations, and those of our contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce mavodelpar. We are not currently pursuing further clinical development of our only product candidate, mavodelpar. If we resume such development or pursue development of other product candidates, our ability to obtain clinical supplies of mavodelpar and any future product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. Our corporate headquarters is located in California near major earthquake faults and fire zones. The ultimate impact on us, our suppliers and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster.

If our information technology systems, or those of third parties upon which we rely, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

In the ordinary course of our business, we and the third parties upon which we rely process sensitive data, and, as a result, we and the third parties upon which we rely face a variety of evolving threats that could cause security incidents.

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

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services. We are not currently pursuing further clinical development of our only product candidate, mavodelpar. If we resume such development or pursue development of other product candidates, any loss of clinical trial data from completed or ongoing clinical trials could result in delays in, or cancellations of any regulatory approval or clearance efforts and significantly increase our costs to recover or reproduce the data, and subsequently commercialize any of our products. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy.

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

We may expend significant resources or modify our business activities (including any future clinical trial activities) to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect, mitigate, and remediate vulnerabilities in our systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we, and the third parties we rely on, may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our products or services, deter new customers from using our products or services, the development and commercialization of any product candidates could be delayed, and negatively impact our ability to grow and operate our business. Likewise, we rely on third parties to conduct clinical trials, and similar incidents relating to their information technology systems or data could also have a material adverse effect on our business.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive data about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive data of the Company could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, information related to our clinical trials, and the personal information of our employees (Information Systems and Data).

The information technology, information security, and legal functions, with the assistance of third-party service providers, as well as our Chief Operating Officer, help identify, assess and manage our cybersecurity threats and risks. Together, they identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods including, for example, manual tools, automated tools, subscriptions to certain reports and services that identify cybersecurity threats, analyzing certain reports of threats and actors, conducting scans of the threat environment, evaluating our and industry’s risk profile, evaluating threats reported to us, performing internal and external audits of certain systems, conducing threat assessment for internal and external threats, third party threats assessments, conducting vulnerability assessments to identify vulnerabilities and use of external intelligence feeds.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: cybersecurity incident response policy, incident detection and response mechanisms and policy, planned conformance with certain security standards (e.g., NIST CSF), encryption of certain data, network security controls and role-based data segregation for certain environments and systems, role and user-based access controls for certain environments and systems, physical security, asset management, tracking and decommissioning of Information Systems and Data, system monitoring for certain systems, regular and periodic employee training, penetration testing, and cybersecurity insurance.

Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, our senior management evaluates material risks from cybersecurity threats against our overall business objectives and reports to the audit committee of the Board of Directors, which evaluates our overall enterprise risk.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including, for example, threat intelligence and cybersecurity software providers, penetration testing firms, dark web monitoring services and other professional services firms, including legal counsel. We use third-party service providers to perform a variety of functions throughout our business, such as contract research organizations, clinical laboratories and other clinical trial support vendors, contract manufacturing organizations, supply chain vendors (such as clinical drug supply vendors), application providers (including regulatory, clinical, finance and other software application vendors), and hosting companies (such as cloud-based document storage companies). We have a vendor management program to manage cybersecurity risks associated with our use of these providers. The program includes a risk assessment for vendors contracted for certain critical operations, utilization of security questionnaires during contracting, imposition of information security contractual obligations on certain vendors, security assessment due diligence calls and review of security reports, assessments, and/or certifications for certain vendors, and conducting audits for certain vendors. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the risk captioned “If our information technology systems, or those of third parties upon which we rely, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.”

Governance

Our Board of Directors addresses our cybersecurity risk management as part of its general oversight function. The Board of Directors’ audit committee is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including the Chief Operating Officer, who has over 20 years of experience in information technology and information security operations.

The information technology and security function, as overseen by the Chief Operating Officer, is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. These individuals are also responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident reporting and cybersecurity incident response policies are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including to the information technology and security function, and as needed, to the Chief Operating Officer, the Head of Global Legal Affairs and the VP of Corporate Operations (the Incident Management Team). The Incident Management Team works to help us investigate, mitigate, and remediate cybersecurity incidents of which they are notified. In addition, our cybersecurity incident response policy includes reporting to the audit committee of the Board of Directors for certain cybersecurity incidents.

The audit committee of the Board of Directors receives periodic reports from the Chief Operating Officer concerning our significant cybersecurity threats and risk and the processes we have implemented to address them. The audit committee of the Board of Directors also has access to various reports, summaries or presentations related to cybersecurity threats, risk, and mitigation.

Item 2. Properties

We lease approximately 5,100 square feet of office space for our headquarters in Irvine, California under a non-cancelable operating lease through November 2026. We also lease approximately 2,600 square feet of space for an office in Sandwich, UK under a lease agreement that expires in October 2027, with an option to early terminate in October 2025 with no termination fee. In January 2024, we exercised our early termination option. We believe that our existing facilities are adequate to meet our current needs.

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

Holders of Common Stock

As of March 26, 2024, there were 33,420,808 shares of our common stock outstanding held by approximately 184 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Securities

Except as previously reported in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission (SEC) during the year ended December 31, 2023, there were no unregistered sales of equity securities by us during the year ended December 31, 2023.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On October 30, 2023, pursuant to a Common Stock Repurchase Agreement with vTv Therapeutics, we repurchased 576,443 shares of our common stock from vTv Therapeutics at a price of $7.64 per share for an aggregate purchase price of approximately $4.4 million in a private, non-underwritten transaction. Subsequently, we retired the repurchased shares.

Stock Performance Graph

Not required for smaller reporting companies.

Use of Proceeds

We commenced our IPO pursuant to the registration statement on Form S-1 (File No. 333‑254534) that was declared effective on April 8, 2021 and registered an aggregate of 7,187,500 shares of our common stock. On April 13, 2021, we completed our IPO and sold 6,250,000 shares of our common stock at a public offering price of $15.00 per share for aggregate gross proceeds of $93.8 million before deducting underwriters’ discounts and commissions and offering-related expenses. Net proceeds, after deducting underwriting discounts and commissions of $6.6 million and offering expenses of approximately $2.6 million, were $84.6 million. Jefferies LLC, SVB Securities LLC (now Leerink Partners LLC) and Piper Sandler & Co. acted as joint book-running managers.

As of December 31, 2023, we have used approximately $46.4 million of the net proceeds from our IPO. We have invested the remaining net proceeds in highly liquid money market funds and short-term investments. The remaining net proceeds from the IPO will be used to fund our operations. None of the offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

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

Overview

Reneo is a pharmaceutical company historically focused on the development and commercialization of therapies for patients with rare genetic mitochondrial diseases, which are often associated with the inability of mitochondria to produce ATP. Our only product candidate, mavodelpar, is a potent and selective agonist of PPARδ. Mavodelpar has been shown to increase transcription of genes involved in mitochondrial function and increase FAO, and may increase production of new mitochondria.

On December 14, 2023, we announced that our pivotal STRIDE study, a global, randomized, double-blind, placebo-controlled Phase 2b trial of mavodelpar in adult patients with PMM due to mtDNA defects, did not meet its primary or secondary efficacy endpoints. As a result, we suspended the development activities for mavodelpar and implemented cash preservation activities, including a substantial workforce reduction. We implemented a reduction in workforce in December 2023 and February 2024, and currently have eight full-time employees remaining.

In January 2024, our Board of Directors retained an independent financial advisor to initiate a formal process to evaluate potential strategic alternatives focused on maximizing stockholder value, including, but not limited to, a merger, sale, other business combination, a strategic partnership with one or more parties, or the licensing, sale or divestiture of our assets. Our Board of Directors, in consultation with our independent financial and legal advisors, is evaluating a number of indications of interest we have received. If we do not successfully consummate a strategic alternative, our Board of Directors may decide to pursue a dissolution and liquidation of our company. We are no longer pursuing further clinical development of mavodelpar at this time. The disclosures throughout this Annual Report include discussion regarding our historical operations along with potential risks that could arise if we or a third party pursue further research, development or clinical trials in the future. Our evaluation of potential strategic alternatives entails numerous significant risks and uncertainties, including those set forth in Part I, Item 1A under the heading “Risk Factors” of this Annual Report.

Financial Overview

Since our inception in 2014, our operations have primarily focused on raising capital, establishing and protecting our intellectual property portfolio, organizing and staffing our company, business planning, and conducting preclinical and clinical development of and manufacturing development for mavodelpar. We do not have any product candidates approved for sale, have not generated any revenue from product sales, and do not expect to generate revenues from the commercial sale of any products for the foreseeable future, if ever. Since inception, we have incurred significant operating losses. Our net losses were $77.4 million and $52.0 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $218.5 million, and cash, cash equivalents and short-term investments of $103.0 million. We anticipate having approximately $82.0 million in cash, cash equivalents, and short-term investments as of March 31, 2024. We have funded our operations primarily through the issuance and sale of equity securities.

License Agreement

In December 2017, we entered into the vTv License Agreement, under which we obtained an exclusive, worldwide, sublicensable license under certain vTv Therapeutics intellectual property to develop, manufacture and commercialize PPARδ agonists and products containing such PPARδ agonists, including mavodelpar, for any therapeutic, prophylactic or diagnostic application in humans. Since we have suspended all development activity related to mavodelpar, we are not currently performing any development efforts under the vTv License Agreement.

Under the terms of the vTv License Agreement, we paid vTv Therapeutics an initial upfront license fee of $3.0 million and $2.0 million of milestone payments and issued an aggregate of 576,443 shares of our common stock to vTv Therapeutics. On October 30, 2023, we repurchased from vTv Therapeutics all 576,443 shares of our common stock previously issued to vTv Therapeutics under the vTv License Agreement for an aggregate purchase price of approximately $4.4 million in a private, non-underwritten transaction.

Upon the achievement of certain pre-specified development and regulatory milestones, we are also required to pay vTv Therapeutics milestone payments totaling up to $64.5 million. We are also required to pay vTv Therapeutics up to $30.0 million in total sales-based milestones upon achievement of certain sales thresholds of the licensed product. As of December 31, 2023, we have paid an aggregate of $2.0 million in development and regulatory milestone payments. In addition, we are obligated to make tiered royalty payments to vTv Therapeutics at mid-single digit to low teen percentage royalty rates, based on tiers of annual net sales of licensed products, subject to certain customary reductions. There were no milestone payments achieved or recorded for the years ended December 31, 2023 and 2022.

In January 2024, consistent with our implementation of cash preservation activities, including suspension of development activities of our only product candidate, mavodelpar, we returned to vTv Therapeutics prosecution and maintenance responsibility of the vTv Therapeutics intellectual property relating to vTv Therapeutics’ PPARδ agonist program, including mavodelpar. We continue to maintain and prosecute Reneo owned intellectual property related to mavodelpar.

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

The following table summarizes our research and development expenses for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Clinical and regulatory	$30,698	$19,919
Contract manufacturing cost	11,536	8,915
Nonclinical	4,276	3,931
Medical affairs	6,839	484
Research and development-other expense	3,264	4,456
Total	$56,613	$37,705

As a result of implementing our cash preservation activities, including suspension of development activities for mavodelpar, we expect our research and development expenses to decrease for the foreseeable future. If we pursue further development of mavodelpar or any other product candidates in the future, we cannot determine with certainty the timing of initiation, the duration or the completion costs of such clinical trials due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We may need to raise substantial additional capital in the future. In addition, we cannot forecast whether any future product candidate may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits, and stock-based compensation expense for personnel in executive, finance and administrative functions. General and administrative expenses also include professional fees for accounting, legal, and commercial development, corporate facility costs not otherwise included in research and development expenses, and insurance. We expect our general and administrative expenses to decrease for the foreseeable future as a result of our cash preservation activities.

Other Income

Other income consists of interest income on our cash, cash equivalents and short-term investments.

Results of Operations

Comparison of Year Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Change
Operating expenses:
Research and development	$56,613	$37,705	$18,908
General and administrative	26,440	16,143	10,297
Total operating expenses	83,053	53,848	29,205
Loss from operations	(83,053)	(53,848)	(29,205)
Other income	5,665	1,893	3,772
Net loss	$(77,388)	$(51,955)	$(25,433)

Operating Expenses

Research and Development Expenses

Research and development expenses increased by $18.9 million during 2023 compared to 2022. This increase was primarily due to an increase of $13.3 million related to clinical and manufacturing costs in our STRIDE and STRIDE AHEAD studies, which have now been completed and discontinued, respectively, an increase of $2.6 million in medical affairs, an increase of $1.7 million in personnel-related costs due to additional headcount and an increase of $1.7 million in severance payments related to our workforce reduction in December 2023, offset by decrease of $0.6 million in other research and development expenses.

General and Administrative Expenses

General and administrative expenses increased by $10.3 million during 2023 compared to 2022. This increase was primarily due to an increase of $5.7 million in commercial development activities, an increase of $1.7 million in facility and personnel-related costs due to additional headcount, an increase of $0.8 million in severance expense related to our workforce reduction in December 2023 and an increase of $0.6 million in impairment charges as a result of the suspension of our mavodelpar development program.

Other Income

Other income increased by $3.8 million during 2023 compared to 2022. This increase primarily relates to higher interest income attributable to increasing interest rates during 2023.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities. We have not generated any revenue from the sale of any products. As of December 31, 2023, we had available cash, cash equivalents and short-term investments of approximately $103.0 million. We anticipate having approximately $82.0 million in cash, cash equivalents, and short-term investments as of March 31, 2024.

In May 2022, we entered into an at-the-market equity offering sales agreement (2022 ATM Facility) with Leerink (previously SVB Securities LLC) under which we could offer and sell, from time to time, at our sole discretion, up to $20.0 million in shares of our common stock. On November 13, 2023, concurrent with entering into the 2023 ATM Facility, we and Leerink terminated the 2022 ATM Facility. We had sold approximately 500,000 shares of our common stock pursuant to the 2022 ATM Facility at a weighted-average price of $2.48 per share, resulting in aggregate gross proceeds to us of $1.2 million, as of the termination date. Sales commissions to Leerink and other issuance expenses were immaterial.

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

Also, in May 2023, we completed a concurrent private placement in which we sold an aggregate of 625,000 shares of common stock to Abingworth Bioventures 8 L.P., a holder of more than 5% of our common stock, at a price of $8.00 per share (the Private Placement). Total net proceeds from the Private Placement, after deducting advisor fees and other estimated fees and expenses, were approximately $4.7 million.

On October 30, 2023, pursuant to a Common Stock Repurchase Agreement with vTv Therapeutics, we repurchased from vTv Therapeutics 576,443 shares of our common stock at price of $7.64 per share for an aggregate purchase price of approximately $4.4 million in a private, non-underwritten transaction. Subsequently, we retired the repurchased shares.

On November 13, 2023, we entered into the 2023 ATM Facility with Leerink under which we may offer and sell, from time to time, at our sole discretion, up to $100.0 million in shares of our common stock. As of December 31, 2023, we had not sold any shares of our common stock under the 2023 ATM Facility and on March 25, 2024, we provided notice to Leerink of our election to terminate the Sales Agreement, effective as of April 8, 2024.

Funding Requirements

From our inception in 2014, we have incurred significant losses and negative cash flows from operations. For the year ended December 31, 2023, we had a net loss of $77.4 million and used $63.7 million of cash in operating activities. As of December 31, 2023, we have an accumulated deficit of $218.5 million.

We may incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, pursuing and evaluating potential strategic alternatives for the Company. We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to meet our cash requirements through at least the next 12 months. We are subject to all the risks related to the development and commercialization of any future product candidates, including those discussed in the section titled “Risk Factors” under Part I, Item 1A above.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(63,682)	$(47,362)
Net cash provided by (used in) investing activities	10,522	(57,842)
Net cash provided by financing activities	60,865	471
Net increase (decrease) in cash and cash equivalents	$7,705	$(104,733)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was $63.7 million, consisting primarily of our net loss of $77.4 million adjusted for non-cash items of $1.5 million primarily due to $5.1 million of stock-based compensation expense, $0.7 million in right-of-use and leasehold improvement impairment expense and $0.4 million in lease expense, offset by $4.8 million of amortization/accretion on short term investments and $12.2 million related to net change in operating assets and liabilities. The change in net operating assets and liabilities was primarily due to a decrease in prepaid and other assets of $1.5 million as a result of a decrease in prepayments made for non-clinical activities and an increase in accounts payable and accrued expenses of $11.1 million due to timing of receipt of invoices and payments, increase in clinical study accruals and accrued severance liability.

Net cash used in operating activities for the year ended December 31, 2022 was $47.4 million, consisting primarily of our net loss of $52.0 million adjusted for non-cash items of $3.6 million primarily due to stock-based compensation expense and $1.0 million net change in operating assets and liabilities. The change in net operating assets and liabilities was primarily due to a decrease in prepaid and other current assets of $0.9 million as a result of a decrease in prepayments made for clinical trial activities and an increase in accrued expenses of $0.5 million due to timing of receipt of invoices and payments, offset by a decrease in operating lease liabilities of $0.4 million as a result of lease payments.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2023 was $10.5 million, consisting of the net proceeds from maturities of available-for-sale short-term investments.

Net cash used in investing activities for the year ended December 31, 2022 was $57.8 million, consisting of the net purchase of available-for-sale short-term investments.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was $60.9 million, consisting primarily of the net proceeds of $58.9 million, $4.7 million, and $1.0 million from the sale of common stock in our May 2023 public offering, the Private Placement, and the 2022 ATM Facility, respectively, and $0.7 million of proceeds from the exercise of stock options and purchases under our employee stock purchase plan (ESPP), offset by $4.4 million in connection with our repurchase of shares of common stock from vTv Therapeutics.

Net cash provided by financing activities for the year ended December 31, 2022 was $0.5 million, consisting primarily of $0.3 million of proceeds from the exercise of stock options and ESPP purchases and net proceeds of $0.2 million from the sale of common stock under our 2022 ATM Facility.

Material Cash Requirements

The discussion below summarizes our significant contractual obligations and commitments as of December 31, 2023.

Leases. See Note 8 of Notes to Consolidated Financial Statements included in this Annual Report for information regarding our leases, including the future operating lease minimum payments.

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

Severance Obligation. See Note 13 of Notes to Consolidated Financial Statements included in this Annual Report for information regarding our severance payment obligations.

In addition to the contractual obligations above, we also expect to have near term future material cash requirements associated with pursuing and evaluating potential strategic alternatives for the Company.

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

Stock-based compensation expenses year-over-year have increased due to more equity grants awarded in 2023 to attract and retain key scientific or management personnel.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Reneo Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Reneo Pharmaceuticals, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

San Diego, California

March 28, 2024

RENEO PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(In thousands, except par value and share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$27,632	$19,927
Short-term investments	75,331	81,246
Prepaid expenses and other current assets	3,659	5,180
Total current assets	106,622	106,353
Property and equipment, net	134	453
Right-of-use assets	599	1,292
Other non-current assets	81	84
Total assets	$107,436	$108,182
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,717	$1,893
Accrued expenses	9,129	4,827
Operating lease liabilities, current portion	331	404
Total current liabilities	18,177	7,124
Operating lease liabilities, less current portion	642	1,059
Performance award	7	29
Total liabilities	18,826	8,212
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2023 and December 31, 2022; 33,420,808 and 24,699,553 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	307,073	236,693
Accumulated deficit	(218,474)	(136,683)
Accumulated other comprehensive income (loss)	8	(43)
Total stockholders’ equity	88,610	99,970
Total liabilities and stockholders’ equity	$107,436	$108,182

The accompanying notes are an integral part of these consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Operating expenses:
Research and development	$56,613	$37,705
General and administrative	26,440	16,143
Total operating expenses	83,053	53,848
Loss from operations	(83,053)	(53,848)
Other income	5,665	1,893
Net loss	(77,388)	(51,955)
Unrealized gain (loss) on short-term investments	51	(77)
Comprehensive loss	$(77,337)	$(52,032)
Net loss per share attributable to common stockholders, basic and diluted	$(2.52)	$(2.12)
Weighted-average shares used in computing net loss per share, basic and diluted	30,676,455	24,496,425

The accompanying notes are an integral part of these consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances, December 31, 2021	24,455,390	$3	$231,902	$34	$(84,728)	$147,211
Stock based compensation	—	—	4,320	—	—	4,320
Issuance of common stock in connection with at-the-market facility, net of issuance costs	92,085	—	193	—	—	193
Issuance of common stock in connection with equity plans	152,078	—	278	—	—	278
Other comprehensive loss	—	—	—	(77)	—	(77)
Net loss	—	—	—	—	(51,955)	(51,955)
Balances, December 31, 2022	24,699,553	$3	$236,693	$(43)	$(136,683)	$99,970
Stock based compensation	—	—	5,112	—	—	5,112
Issuance of common stock in public offering, net of offering costs	7,906,250	—	58,862	—	—	58,862
Issuance of common stock in private placement, net of offering costs	625,000	—	4,667			4,667
Issuance of common stock in connection with at-the-market facility, net of issuance costs	407,877	—	1,009	—	—	1,009
Issuance of common stock in connection with equity plans	358,571	—	730	—	—	730
Repurchase and retirement of common stock in connection with common stock repurchase agreement	(576,443)	—	—	—	(4,403)	(4,403)
Other comprehensive income	—	—	—	51		51
Net loss	—	—	—	—	(77,388)	(77,388)
Balances, December 31, 2023	33,420,808	$3	$307,073	$8	$(218,474)	$88,610

The accompanying notes are an integral part of these consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(77,388)	$(51,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,112	4,320
Depreciation and amortization	170	88
Amortization/accretion on short-term investments	(4,777)	(817)
Changes in the fair value of performance award	(22)	(415)
Non-cash lease expense	355	441
Right-of-use and leasehold improvement impairment expenses	650	17
Changes in operating assets and liabilities:
Prepaid and other assets	1,524	878
Accounts payable and accrued expenses	11,118	518
Operating lease liabilities	(424)	(437)
Net cash used in operating activities	(63,682)	(47,362)
Cash flows from investing activities
Purchases of property and equipment	(221)	(346)
Purchase of available-for-sale short-term investments	(231,257)	(101,596)
Proceeds from maturities of available-for-sale short-term investments	242,000	44,100
Net cash provided by (used in) investing activities	10,522	(57,842)
Cash flows from financing activities
Proceeds from public offering of common stock, net of offering costs	58,862	—
Proceeds from private placement of common stock, net of offering costs	4,667	193
Repurchase of common stock in connection with common stock repurchase agreement	(4,403)	—
Proceeds from issuance of common stock under the at-the-market facility, net of offering costs	1,009	—
Proceeds from issuance of common stock in connection with equity plans	730	278
Net cash provided by financing activities	60,865	471
Net increase (decrease) in cash and cash equivalents	7,705	(104,733)
Cash and cash equivalents, beginning of year	19,927	124,660
Cash and cash equivalents, end of year	$27,632	$19,927
Noncash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$—	$1,733

The accompanying notes are an integral part of these consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

1. Organization and Business

Organization

Reneo Pharmaceuticals, Inc. (Reneo or the Company) commenced operations on September 22, 2014 as a pharmaceutical company and has historically focused on the development of therapies for patients with rare genetic mitochondrial diseases. In December 2017, the Company in-licensed mavodelpar (REN001), a novel oral peroxisome proliferator-activated receptor delta (PPARδ) agonist.

Risks and Uncertainties

On December 14, 2023, the Company announced that its pivotal STRIDE study, a global, randomized, double-blind, placebo-controlled Phase 2b trial of mavodelpar in adult patients with primary mitochondria myopathy due to mitochondrial DNA defects, did not meet its primary or secondary efficacy endpoints. As a result, the Company suspended the development activities of its only product candidate, mavodelpar, and implemented cash preservation activities, including substantial workforce reduction. In December 2023, the Company implemented a workforce reduction and recognized approximately $2.5 million in severance and continuation of benefit expenses for the year ended December 31, 2023.

The Company is subject to a number of risks similar to other pharmaceutical companies including, but not limited to, dependency on the clinical and commercial success of the Company’s potential product candidates, ability to obtain regulatory approval of any such potential product candidates, the need for substantial additional financing to achieve its goals, uncertainty of broad adoption of its approved products, if any, by physicians, consumers and third-party payors, significant competition and untested manufacturing capabilities, and dependence on key individuals and sole source suppliers.

Liquidity

From its inception in 2014, the Company has incurred significant losses and negative cash flows from operations and expects to continue to incur net losses into the foreseeable future and may never become profitable. As of December 31, 2023, the Company had cash, cash equivalents and short-term investments of $103.0 million to fund future operations. Since inception through December 31, 2023, the Company has funded its operations primarily through the issuance and sale of equity securities. Management has prepared cash flow forecasts which indicate that, based on the Company’s current cash resources available and working capital, the Company will have sufficient resources to fund its operations for at least one year after the date the consolidated financial statements are issued.

Future capital requirements will depend on many factors, including the timing and extent of spending on its operations and there can be no assurance that the Company will be successful in obtaining additional funding, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could negatively impact the Company’s business, results of operations, and future prospects.

Public Offerings

In May 2022, the Company entered into an at-the-market equity offering sales agreement with Leerink Partners LLC (Leerink), previously SVB Securities LLC (2022 ATM Facility), under which it could offer and sell from time to time at its sole discretion, up to $20.0 million in shares of its common stock. On November 13, 2023, concurrent with entering into the 2023 ATM Facility (defined below), the Company and Leerink terminated the 2022 ATM Facility. The Company had sold an aggregate of $1.2 million under the 2022 ATM Facility as of the termination date.

In May 2023, the Company completed a public offering in which it sold an aggregate of 7,906,250 shares of common stock, which included the full exercise of the underwriters’ option to purchase an additional 1,031,250 shares of common stock, at a price of $8.00 per share. The Company received total net proceeds from the offering of approximately $58.9 million, after deducting underwriting discounts and commissions and offering expenses.

Also, in May 2023, the Company completed a concurrent private placement in which it sold an aggregate of 625,000 shares of common stock to Abingworth Bioventures 8 L.P., a holder of more than 5% of the Company’s common stock, at a price of $8.00 per share. The Company received total net proceeds of approximately $4.7 million, after deducting advisor fees and other estimated fees and expenses.

On November 13, 2023, the Company entered into an at-the-market equity offering sales agreement (Sales Agreement) with Leerink under which it may offer and sell, from time to time, at its sole discretion, up to $100.0 million in shares of its common stock (2023 ATM Facility). As of December 31, 2023, the Company had not sold any shares of its common stock under the 2023 ATM Facility and on March 25, 2024, the Company provided notice to Leerink of its election to terminate the Sales Agreement, effective as of April 8, 2024.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. As of December 31, 2023 and 2022, the Company had cash balances deposited at major financial institutions. Cash balances are subject to minimal credit risk as the balances are with high credit quality financial institutions. Cash and cash equivalents include cash in readily available checking, money market accounts and repurchase agreements.

Short-term Investments

The Company accounts for short-term investments in accordance with Accounting Standard Codification (ASC) Topic 320, Investments – Debt and Equity Securities. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determinations at each reporting period.

At December 31, 2023, the Company’s investments comprised of U.S. treasury securities and commercial paper classified as available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity.

Realized gains and losses on sales of investments are included in interest income and are derived using the specific identification method for determining the cost of securities.

When the fair value of an available-for-sale debt security falls below the amortized cost basis it is evaluated to determine if any of the decline in value is attributable to credit loss. Decreases in fair value attributable to credit loss are recorded directly to earnings with a corresponding allowance for credit losses, limited to the amount that the fair value is less than the amortized cost basis. If the credit quality subsequently improves the allowance is reversed up to a maximum of the previously recorded credit losses. When the Company intends to sell an impaired available-for-sale debt security, or if it is more likely than not that the Company will be required to sell the security prior to recovering the amortized cost basis, the entire fair value adjustment will immediately be recognized in earnings with no corresponding allowance for credit losses. The Company did not recognize any credit losses on its short-term investments during the years ended December 31, 2023 and 2022.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. Long-lived assets are evaluated for impairment when events and circumstances indicate the assets might be impaired by first comparing the estimated future undiscounted cash flows of the asset or asset group to the carrying value. If the carrying value exceeds the estimated future undiscounted cash flows, an impairment loss is recognized based on the amount that the carrying value exceeds the fair value of the asset or asset group. As a result of suspending development activities of the Company’s only product candidate, mavodelpar, the Company recognized $0.3 million and $0.4 million in impairment losses of right-of-use assets and leasehold improvements, respectively, for the year ended December 31, 2023. The Company recognized an immaterial amount in impairment related to its leases for the year ended December 31, 2022.

Leases

The Company determines if an arrangement includes a lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company’s lease terms may include options to extend or terminate a lease when it is reasonably certain that it will exercise that option. The Company combines lease and non-lease components when determining lease payments.

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

The Company is subject to taxation in the United States and the United Kingdom (UK). As of December 31, 2023, the Company’s tax years since inception are subject to examination by taxing authorities in the United States, and the UK tax returns from 2018 forward are subject to examination.

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

Foreign Currency Transactions

The functional currency of Reneo Pharma Ltd, the Company’s wholly owned subsidiary in the UK, is the U.S. dollar. All foreign exchange transactional and remeasurement gains and losses are recognized in the consolidated statements of operations and comprehensive loss. For the years ended December 31, 2023 and 2022, total foreign currency gains and losses were immaterial.

Comprehensive Income or Loss

Comprehensive income or loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standard Board (FASB) issued Accounting Standard Update (ASU) 2016-13, Financial Instruments - Credit Losses (ASC 326), Measurement of Credit Losses on Financial Instruments. The standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction in the carrying value of the asset. Entities will no longer be permitted to consider the length of time that fair value has been less than amortized cost when evaluating when credit losses should be recognized. This new guidance was effective for the Company as of January 1, 2023. The Company adopted the guidance as of January 1, 2023, with no material impact on its consolidated financial statements and related disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (ASC 740), Improvements to Income Tax Disclosures. The standard will require more detailed information in the rate reconciliation table and for income taxes paid, among other enhancements. The standard is effective for years beginning after December 15, 2025 and early adoption is permitted. The Company is evaluating the impact of this standard on its consolidated financial statements.

3. Net Loss Per Share

The Company computes basic loss per share by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock shares to be issued upon exercise of all outstanding stock options and vesting of restricted stock units were excluded from the diluted net loss per share calculation for the years ended December 31, 2023 and 2022 because such shares are anti-dilutive.

Historical outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following:

	As of December 31,
	2023	2022
Common stock options outstanding	5,301,254	5,877,745
Unvested restricted stock units	326,500	329,500
Total	5,627,754	6,207,245

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

No assets or liabilities were transferred into or out of their classifications during the years ended December 31, 2023 and 2022.

The recurring fair value measurement of the Company’s assets and liabilities measured at fair value at December 31, 2023 consisted of the following (in thousands):

	Quoted Prices in Active Markets For Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents:
Money market investments	$10,983		$—	$10,983
U.S. treasury securities	—	9,928	—	$9,928
Short-term investments:
U.S. treasury securities	—	75,331	—	75,331
Total	$10,983	$85,259	$—	$96,242
Liabilities
Performance award	$—	$—	$7	$7
Total	$—	$—	$7	$7

The recurring fair value measurement of the Company’s assets and liabilities measured at fair value at December 31, 2022 consisted of the following (in thousands):

	Quoted Prices in Active Markets For Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents:
Money market investments	$9,365	$—	$—	$9,365
Commercial paper	—	4,978	—	4,978
Short-term investments:
U.S. treasury securities	—	76,253	—	76,253
Commercial paper	—	4,993	—	4,993
Total	$9,365	$86,224	$—	$95,589
Liabilities
Performance award	$—	$—	$29	$29
Total	$—	$—	$29	$29

The following table sets forth a summary of changes in the fair value measurements of the Performance Award liability (in thousands):

Performance Award
Balance as of January 1, 2023	$29
Change in fair value	(22)
Balance as of December 31, 2023	$7

5. Marketable Debt Securities

The Company’s investments in debt securities are carried at fair value and classified as current assets available-for-sale and represent the investment of funds available for current operations. Unrealized gains and losses on available-for-sale debt securities are included in other comprehensive income or loss, and charged to income or expense in the period when realized. The following tables summarize the gross unrealized gains and losses of the Company’s available-for-sale securities (in thousands):

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. treasury securities	$75,324	$8	$(1)	$75,331
Total	$75,324	$8	$(1)	$75,331

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. treasury securities	$76,297	$2	$(46)	$76,253
Commercial paper	4,993	—	—	4,993
Total	$81,290	$2	$(46)	$81,246

6. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	As of December 31,
	2023	2022
Computer, software and office equipment	$254	$300
Leasehold improvements*	—	255
Total property and equipment, gross	254	555
Less: accumulated depreciation and amortization	(120)	(102)
Total property and equipment, net	$134	$453

*All leasehold improvements were fully impaired and written off. For further information see Note 13.

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of December 31,
	2023	2022
Accrued clinical and regulatory	$3,661	$1,872
Accrued contract manufacturing cost	1,100	1,583
Accrued compensation*	3,948	807
Accrued other	420	565
Total accrued expenses	$9,129	$4,827

*Accrued compensation includes severance costs. For further information see Note 13.

8. Leases

The Company’s headquarters are located in Irvine, California, where it leases office space under a lease agreement that expires in November 2026. The Company leases additional office space located in Sandwich, UK under a lease agreement that expires in October 2027 (UK lease), with an option to early terminate in October 2025 with no termination fee. In January 2024, the Company exercised its early termination option. The Company concluded that its current leases are impaired and recognized approximately $0.3 million of ROU assets impairment expense for the year ended December 31, 2023. For further information, see Note 13.

At December 31, 2023, the weighted average incremental borrowing rate was 5% and the weighted average remaining lease term was 3.8 years for the operating leases held by the Company. For the years ended December 31, 2023 and 2022, cash paid for amounts included for the measurement of lease liabilities was $0.5 million. For the years ended December 31, 2023 and 2022, operating lease expense was $0.4 million and $0.5 million, respectively.

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows:

As of December 31, 2023
2024	$381
2025	367
2026	285
Total lease payments	1,033
Less: Imputed interest	(60)
Present value of lease liabilities	$973

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

Under the 2014 Plan, certain employees were granted the ability to early exercise their options. The shares of common stock issued pursuant to the early exercise of unvested stock options are restricted and continue to vest over the requisite service period after issuance. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. As of December 31, 2023, there were no unvested shares of common stock outstanding that were issued pursuant to the early exercise of stock options.

Shares Reserved for Future Issuance

As of December 31, 2023, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Common stock options outstanding	5,301,254
Unvested restricted stock units	326,500
Available for future grants under the 2021 Equity Incentive Plan	2,109,225
Available for future grants under the 2021 Employee Stock Purchase Plan	445,890
Total shares of common stock reserved	8,182,869

Stock Options

A summary of the Company’s stock option activity and related information for the year ended December 31, 2023 is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	5,877,745	$4.47	8.2	$907
Granted	578,915	6.85
Exercised	(173,824)	2.31
Forfeited/Expired	(981,582)	4.69
Outstanding at December 31, 2023	5,301,254	$4.76	6.9	$—
Vested at December 31, 2023	3,228,343	$4.91	6.1	$—
Exercisable at December 31, 2023	3,592,125	$4.91	6.2	$—

Options exercisable at December 31, 2023 include vested options and options eligible for early exercise. All outstanding options as of December 31, 2023 are expected to vest.

Unrecognized stock-based compensation expense at December 31, 2023 was $5.9 million, which is expected to be recognized over a weighted-average vesting term of 2.0 years.

The Company estimates stock awards fair value on the date of grant using the Black-Scholes valuation, with the vesting being subject to service requirements. The Company accounts for forfeitures when they occur. The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	4.0%	3.4%
Expected volatility	88.6%	84.8%
Expected term (in years)	5.9	6.0
Expected dividend yield	—%	—%

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

Restricted Stock Units (RSUs)

RSUs consist of time-based units (TSUs), performance-based units (PSUs) and market-based units (MSUs). The following table summarizes RSU activities during the year ended December 31, 2023:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	329,500	$5.67
Granted	137,000	5.82
Cancelled	(140,000)	5.35
Unvested at December 31, 2023	326,500	$5.90

Time-Based Units

TSUs typically vest over four years, with 25% vesting on the one-year anniversary of the employee’s hire date and the remainder vesting monthly or quarterly over the following three years subject to the employee’s continued employment with the Company through the vesting dates. The fair value of the awards was based on the value of the Company’s common stock at the grant date of the award and expense is recognized on a straight-line basis. The Company had 57,000 unvested shares underlying TSUs as of December 31, 2023. The stock-based compensation expense related to such TSUs for the year ended December 31, 2023 was immaterial. Unrecognized stock-based compensation expense at December 31, 2023 was $0.3 million, which is expected to be recognized over a weighted-average vesting term of 1.3 years.

Performance-Based Units

The vesting of the PSUs is based on the Company achieving certain regulatory milestones and is subject to the employee’s continued employment with the Company through the achievement date. The fair value of the awards was based on the value of the Company’s common stock at the grant date of the award and expense recognition is based on the probability of achieving the performance conditions. Stock-based compensation expense is adjusted in future periods for subsequent changes in the expected outcome of the performance conditions. The Company had 149,500 unvested shares underlying PSUs as of December 31, 2023. The Company concluded that achievement of the performance conditions was not probable as of December 31, 2023 and 2022, and therefore no stock-based compensation expense was recognized for the years ended December 31, 2023 and 2022 in connection with the PSUs. As of December 31, 2023, there was $1.1 million of unrecognized stock-based compensation expense related to PSUs that were deemed not probable of vesting.

Market-Based Units

The vesting of the MSUs is based on the Company’s closing stock price trading above $20 per share for 30 consecutive trading days subject to the employee’s continued employment with the Company through the date of achievement. The share price of the Company’s common stock on the date of issuance of the MSUs was $2.78 per share. The fair value was based on Monte Carlo simulation model on the grant date. Stock-based compensation expense is recognized over the derived service period of approximately 3 years. The Company had 120,000 unvested shares underlying MSUs as of December 31, 2023. Stock-based compensation expense related to the MSUs during the years ended December 31, 2023 and 2022 was immaterial. As of December 31, 2023, unrecognized stock-based compensation expense related to the MSUs was immaterial.

Performance Award

In connection with the CEO’s employment agreement, he is entitled to receive a Performance Award in the amount of $7.5 million, payable in cash, common stock or a combination of cash and common stock, at the election of the Company, in the event that (i) the Company’s market value exceeds $750.0 million utilizing the volume-weighted average of the closing sale price of its common stock on the Nasdaq Stock Market or other principal exchange for each of the 30 trading days immediately prior to the measurement date, or (ii) the fair market value of the net proceeds available for distribution to the Company’s stockholders in connection with a change in control as defined in the Company’s severance benefit plan, as determined in good faith by its Board of Directors, exceeds $750.0 million. The Company has determined that the Performance Award is subject to ASC 718, Compensation – Stock Compensation and includes both market and performance conditions. Since the Company’s initial public offering (IPO), neither of the events have yet been satisfied. The Company estimated the fair value of the Performance Award at each reporting period using the Monte Carlo simulation (Note 4), which is recognized as stock-based compensation expense over the derived service period. For the years ended December 31, 2023 and 2022, the Company reversed approximately $22,000 and $0.4 million in stock-based compensation expenses, respectively, as a direct result of the decreased value of the Performance Award caused by a decline in the Company’s common stock price.

2021 Employee Stock Purchase Plan

In March 2021, the Company’s Board of Directors adopted the ESPP, which became effective immediately prior to the execution of the underwriting agreement in connection with the Company’s IPO. As of December 31, 2023, 288,466 shares have been issued under the ESPP.

In September 2021, the compensation committee of the Company’s Board of Directors adopted the Company’s 2021 UK Sharesave Sub-plan (SAYE). An allocation of 25,875 shares of common stock from the ESPP reserve pool was approved and reserved for issuance under the SAYE. No shares have been issued under the SAYE through December 31, 2023.

The stock-based compensation expense related to the ESPP and the SAYE for the years ended December 31, 2023 and 2022, was $0.4 million and $0.2 million, respectively.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense, including expense associated with options, TSUs, MSUs and award modifications for unvested options, reflected in the consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$1,815	$1,593
General and administrative	3,297	2,727
Total	$5,112	$4,320

10. License Agreement

In December 2017, the Company entered into a license agreement (the vTv License Agreement) with vTv Therapeutics LLC (vTv Therapeutics), under which the Company obtained an exclusive, worldwide, sublicensable license under certain vTv Therapeutics intellectual property to develop, manufacture and commercialize PPARδ agonists and products containing such PPARδ agonists, including mavodelpar, for any therapeutic, prophylactic or diagnostic application in humans. Since the Company has suspended all development activity related to mavodelpar, it is not currently performing any development efforts under the vTv License Agreement.

To date, the Company has paid a $3.0 million upfront payment, $2.0 million in milestone payments and issued an aggregate of 576,443 shares of its common stock to vTv Therapeutics.
On October 30, 2023, the Company repurchased from vTv Therapeutics all 576,443 shares of its common stock previously issued to vTv Therapeutics under the vTv License Agreement for an aggregate purchase price of approximately $4.4 million in a private, non-underwritten transaction.

Upon the achievement of certain pre-specified development and regulatory milestones, the Company is also required to pay vTv Therapeutics milestone payments totaling up to $64.5 million. The Company is also required to pay vTv Therapeutics up to $30.0 million in total sales-based milestones upon achievement of certain sales thresholds of the licensed product. As of December 31, 2023, the Company has paid an aggregate of $2.0 million in development and regulatory milestone payments. In addition, the Company is obligated to make royalty payments to vTv Therapeutics at mid-single digit to low teen percentage royalty rates, based on tiers of annual net sales of licensed products, subject to certain customary reductions. There were no milestone payments achieved or recorded for the years ended December 31, 2023 and 2022.

11. Income Taxes

The Company’s net loss was generated in the following jurisdictions (in thousands):

	Year Ended December 31,
	2023	2022
Domestic	$(78,132)	$(51,994)
Foreign	744	39
Net loss	$(77,388)	$(51,955)

The components of net deferred taxes consisted of the following (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
NOL carryforwards	$23,490	$16,381
Capitalized research and development expenses	15,274	7,465
Credit carryforwards	6,111	4,061
Intangible assets	2,902	3,202
Compensation accruals	1,885	989
Operating lease liabilities	245	316
Depreciation	89	78
Other	2	2
Gross deferred tax assets	49,998	32,494
Less valuation allowance	(49,872)	(32,214)
Total deferred tax assets	126	280
Deferred tax liabilities:
ROU assets	(126)	(280)
Net deferred tax assets (liabilities)	$—	$—

For the years ended December 31, 2023 and 2022, the Company recorded no provision for income taxes. A reconciliation of the effective tax rate to the amount computed by applying the statutory federal income tax rate to the loss from operations is summarized for the years ended December 31, 2023 and 2022, as follows:

	As of December 31,
	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%
Tax credits, net	2.5%	3.4%
Return-to-provision adjustment	0.1%	0.5%
Other	(0.1)%	(0.8)%
GILTI inclusion	(0.4)%	(0.3)%
Foreign Rate Differential	(0.1)%	—
Valuation allowance	(23.0)%	(23.8)%
U.S. federal effective tax rate	0.0%	0.0%

The Company had federal net operating loss (NOL) carryforwards available of approximately $110.9 million as of December 31, 2023, before consideration of limitations under Section 382 of the Internal Revenue Code of 1986, as amended (Section 382), as further described below. The federal NOLs generated after 2017 of $109.3 million will carry forward indefinitely. NOLs generated prior to 2018 of $1.6 million will begin to expire in 2034. Additionally, the Company had state NOL carryforwards available of $1.8 million as of December 31, 2023. The state NOLs may be used to offset future taxable income and will begin to expire in 2034. The Company has generated UK NOLs of $0.2 million which carryforward indefinitely.

At December 31, 2023, the Company had federal and state tax credit carry forwards of approximately $16.9 million and $0.7 million, respectively. The Company has not performed a formal research and development credit study with respect to these credits. The federal credits will begin to expire in 2034, if unused, and the state credits carry forward indefinitely.

The future utilization of the Company’s NOL and tax credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of changes in ownership by stockholders that hold 5% or more of the Company’s common stock. An assessment of such ownership changes under Section 382 was not completed through December 31, 2023. To the extent that an assessment is completed in the future, the Company’s ability to utilize tax attributes could be restricted on a year-by-year basis and certain attributes could expire before they are utilized. The Company will examine the impact of any potential ownership changes in the future.

The Company has elected to record the inclusion related to the Global Intangible Low-Taxed Income (GILTI) in the period incurred. The estimated GILTI inclusion generated by the Company’s wholly-owned controlled foreign corporation in the UK for the year ended December 31, 2023 was $1.5 million. This amount is included in the income tax provision, however, has zero impact to the provision due to the full valuation allowance.

The Company has established a full valuation allowance for its deferred tax assets due to uncertainties that preclude it from determining that it is more likely than not that the Company will be able to generate sufficient taxable income to realize such assets. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth. Based on this evaluation, as of December 31, 2023, a full valuation allowance of $49.9 million has been recorded against the Company net deferred tax assets, as the Company has determined that none of the Company’s balance of deferred tax assets is more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted in the future if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, such as estimates of future taxable income during carryforward periods and the Company’s projections for growth.

The following table summarizes the changes to unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2023	2022
Beginning balance of unrecognized tax benefits	$7,094	$2,999
Additions based on tax positions related to the current year	4,331	4,095
Ending balance of unrecognized tax benefits	$11,425	$7,094

The amount of the unrecognized tax benefits that would impact the effective tax rate, absent the valuation allowance, would be $11.0 million. Due to the full valuation allowance, the impact, however, is zero. At December 31, 2023 and 2022, the Company has not accrued any interest or penalties related to uncertain tax positions. The Company does not anticipate that there will be a significant change in the amount of unrecognized tax benefits over the next 12 months. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company is subject to taxation in the United States and the UK. The Company’s federal and state returns since inception are subject to examination due to the carryover of net operating losses. The Company has not been, nor is it currently, under examination by any tax authorities. The UK tax returns from 2018 forward are subject to examination by the UK tax authorities.

12. Commitments and Contingencies

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

401(k) Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. Matching contributions to the 401(k) plan are made for certain eligible employees to meet non-discrimination provisions of the plan. During the years ended December 31, 2023 and 2022, the expense recorded by the Company was $0.2 million and immaterial, respectively.

13. Financial Impact of Suspension of Mavodelpar Development Activities

On December 14, 2023, the Company announced that its pivotal STRIDE study did not meet its primary or secondary efficacy endpoints. As a result, the Company suspended the development activities of its only product candidate, mavodelpar, and implemented cash preservation activities, including substantial workforce reductions.

In December 2023, the Company implemented a workforce reduction and recognized approximately $2.5 million in severance and continuation of benefit expenses for the year ended December 31, 2023.

In addition, the Company assessed the impairment of its ROU and fixed assets due to the suspension of mavodelpar’s development activities and concluded that its current leases and leasehold improvements were impaired. The Company recognized approximately $0.3 million and $0.4 million of impairment expenses for ROU and leasehold improvements for the year ended December 31, 2023, respectively.

14. Subsequent Events

In February 2024, the Company implemented a second workforce reduction. As a result of this workforce reduction, the Company will recognize approximately $1.6 million in severance and continuation of benefit expenses in first quarter of 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our principal executive officer and our principal financial officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Based on its evaluation under the COSO framework, our management concluded that the Company maintained effective internal control over financial reporting at a reasonable assurance level as of December 31, 2023, based on those criteria.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 25, 2024, we provided notice to Leerink Partners LLC (Leerink) of our election to terminate that certain at-the-market equity offering sales agreement with Leerink, dated November 13, 2023 (Sales Agreement), effective as of April 8, 2024. Under the Sales Agreement, we were permitted to offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $100.0 million through Leerink by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act. Prior to such notice of termination, we had not sold any shares of our common stock under the Sales Agreement. In connection with the termination of the Sales Agreement, we terminated the prospectus supplement, dated November 13, 2023, related to the $100.0 million of shares of our common stock issuable pursuant to the terms of the Sales Agreement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item and not set forth below is incorporated by reference to our definitive proxy statement to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders (the Proxy Statement), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023, under the sections headed “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Executive Officers.”

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023, under the section headed “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023, under the sections headed “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023, under the sections headed “Transactions with Related Persons and Indemnification” and “Information Regarding the Board of Directors and Corporate Governance.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023, under the section headed “Ratification of Selection of Independent Registered Public Accounting Firm.”

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

10.2	+	Letter Agreement by and between the Registrant and Michael Grey, dated February 12, 2018, as amended on December 7, 2020 (incorporated by reference to Exhibit 10.16 to the Registrant’s

Exhibit Number		Description
Registration Statement on Form S-1, as amended (File No. 333-254534), filed with the SEC on April 5, 2021).

10.3	+

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

10.7	+

Form of Indemnity Agreement by and between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-254534), filed with the SEC on April 5, 2021).

10.8	+

Reneo Pharmaceuticals, Inc. Non-Employee Director Compensation Policy, as amended (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K (File No. 001-40315), filed with the SEC on March 27, 2023).

10.9	+

Letter Agreement by and between Registrant and Paul W. Hoelscher, dated January 20, 2022 (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K (File No. 001-40315), filed with the SEC on March 23, 2022).

10.10	+

Letter Agreement by and between the Registrant and Roshawn Blunt, dated August 2, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40315), filed with the SEC on August 9, 2022).

Patent and License Agreements

10.11	#

License Agreement by and between the Registrant and vTv Therapeutics LLC, dated December 21, 2017 (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-254534), filed with the SEC on April 5, 2021).

Sales Agreements

10.12

Sales Agreement, dated November 13, 2023, by and between the Registrant and Leerink Partners LLC (incorporated by reference to 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40315), filed with the SEC on November 13, 2023).

Exhibit Number		Description

Equity Compensation Plans and Policies

10.13	+

Reneo Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended, and UK Sub-Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-254534), filed with the SEC on April 5, 2021).

10.14	+

Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Reneo Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended, and UK Sub-Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-254534), filed with the SEC on April 5, 2021).

10.15	+

Reneo Pharmaceuticals, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-254534), filed with the SEC on April 5, 2021).

10.16	+

Forms of (i) Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise, (ii) Stock Option Grant Notice - International, Stock Option Agreement - International and Notice of Exercise - International and (iii) Non-Employee Director Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise – Non-Employee Director under the Reneo Pharmaceuticals, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-40315), filed with the SEC on March 27, 2023).

10.17	+

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

10.19	+

Forms of RSU Award Grant Notice and Award Agreement (RSU Award) for Inducement Grant Outside of the Reneo Pharmaceuticals, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2021).

10.20	+

Reneo Pharmaceuticals, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-254534), filed with the SEC on April 5, 2021).

10.21	+

Reneo Pharmaceuticals, Inc. Severance Benefit Plan, as amended as of September 27, 2022, and form of Participation Agreement thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2022).

Other

21.1	*	Subsidiaries of the Registrant.

Exhibit Number		Description
23.1	*	Consent of independent registered public accounting firm.

24.1	*	Power of Attorney (see signature page).

26.1	*	Issuer Purchases of Equity Securities.

31.1	*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	*	Reneo Pharmaceuticals, Inc. Incentive Compensation Repayment Policy.

101. INS	*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENEO PHARMACEUTICALS, INC.
March 28, 2024
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gregory J. Flesher	President and Chief Executive Officer	March 28, 2024
Gregory J. Flesher	(Principal Executive Officer)

/s/ Jennifer P. Lam	Senior Vice President, Finance and Administration	March 28, 2024
Jennifer P. Lam	(Principal Financial and Accounting Officer)

/s/ Michael Grey	Executive Chairman	March 28, 2024
Michael Grey

/s/ Roshawn A. Blunt	Director	March 28, 2024
Roshawn A. Blunt

/s/ Eric Dube	Director	March 28, 2024
Eric Dube, Ph. D.

/s/ Paul W. Hoelscher	Director	March 28, 2024
Paul W. Hoelscher

/s/ Edward T. Mathers	Director	March 28, 2024
Edward T. Mathers

/s/ Bali Muralidhar	Director	March 28, 2024
Bali Muralidhar, M.D., Ph. D.

/s/ Niall O’Donnell	Director	March 28, 2024
Niall O’Donnell, Ph. D.

/s/ Stacey D. Seltzer	Director	March 28, 2024
Stacey D. Seltzer