Form 10-K/A
period 2023-12-31
Reneo Pharmaceuticals, Inc.
filed 2024-04-26
CIK 1637715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Based on the closing price of $6.56 as reported on the Nasdaq Global Market, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $151.4 million. Shares of the registrant’s common stock held by each executive officer and director and by each stockholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s common stock as of April 24, 2024 was 33,420,808 shares.

Auditor Firm Id:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	San Diego, California, United States

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the Form 10-K/A) to the Annual Report on Form 10-K of Reneo Pharmaceuticals, Inc. for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (SEC) on March 28, 2024 (the Original Form 10-K), is being filed solely for the purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G (3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Form 10-K/A to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Form 10-K. In addition, this Form 10-K/A deletes the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted, as required by Question 161.01 of the Compliance and Disclosure Interpretations of the Division of Corporation Finance of the SEC.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our directors and executive officers as of March 31, 2024. There are no family relationships among any of our directors or executive officers.

Director Name	Age	Position
Directors
Roshawn A. Blunt	49	Director
Eric M. Dube, Ph.D.	51	Director
Gregory J. Flesher	53	President and Chief Executive Officer, Director
Michael Grey	71	Executive Chairman
Paul W. Hoelscher	59	Director
Edward T. Mathers	64	Director
Bali Muralidhar, M.D., Ph.D.	44	Director
Niall O’Donnell, Ph.D.	51	Director
Stacey D. Seltzer	47	Director
Executive Officers (other than Messrs. Flesher and Grey)
Michael P. Cruse	52	Chief Operating Officer
Alejandro Dorenbaum, M.D.	64	Chief Medical Officer
Ashley F. Hall, J.D.	52	Chief Development Officer

Directors

Roshawn Blunt has served as a member of the Board of Directors (Board) since August 2022. Since August 2022, Ms. Blunt has served as President of Corsaire Corporation, a pharmaceutical commercialization organization. Previously, Ms. Blunt was the Founder and Managing Director of 1798, LLC (1798), a national health care consulting firm from September 2010 to June 2022. Prior to starting 1798, Ms. Blunt was Vice President of Strategy, Planning, and Communication at Long Beach Memorial Center and Miller Children’s Hospital. She was the first Global Director of Health Economics and Reimbursement for Biosense Webster, Inc., a Johnson & Johnson company. Ms. Blunt also held a variety of strategic reimbursement and commercialization positions at Amgen, Inc. Ms. Blunt has been a member of the board of directors of Kronos Bio Inc., a public biopharmaceutical company, since November 2021. Ms. Blunt previously served on the board of directors of Adamis Pharmaceuticals Corporation, a public biopharmaceutical company, from August 2019 to September 2021. Ms. Blunt graduated from Princeton University, where she earned her A.B. from the Princeton School of Public and International Affairs, and she holds an M.B.A. from Kellogg School of Management at Northwestern University.

The Board and Nominating and Corporate Governance Committee of the Board (Nominating Committee) believe that Ms. Blunt’s expertise and experience in the biopharmaceutical industry, including with respect to commercialization, qualify her to serve on the Board.

Eric M. Dube, Ph.D. has served as a member of the Board since March 2021. Since January 2019, Dr. Dube has served as the President and Chief Executive Officer and as a member of the board of directors of Travere Therapeutics, Inc., a public biopharmaceutical company. Previously, Dr. Dube served as the Head of North America of Viiv Healthcare Limited, a pharmaceutical company, from January 2018 until December 2018. From June 2015 to December 2017, Dr. Dube served as Senior Vice President and Head, Global Respiratory Franchise, of GlaxoSmithKline Pharmaceuticals plc (GSK), a pharmaceutical company. From February 2013 to May 2015, Dr. Dube served as Senior Vice President and Business Unit Head, Respiratory Japan of GSK. Earlier in his career, Dr. Dube held positions of increasing responsibility at GSK including senior leadership roles in Strategy, Planning & Operations, Oncology, Managed Markets and Marketing. Dr. Dube currently serves on the board of directors for the Biotechnology Innovation Organization (BIO). Previously, Dr. Dube served on the Board of Trustees for AIDS United, and on the board of directors for Biocom California. Dr. Dube holds a B.S. from Santa Clara University and a M.A. and Ph.D. from Cornell University.

The Board and Nominating Committee believe that Dr. Dube’s expertise and experience in the biopharmaceutical industry and senior leadership experience qualify him to serve on the Board.

Gregory J. Flesher has served as our President and Chief Executive Officer and a member of the Board since November 2020. Prior to joining us, Mr. Flesher served as the Chief Executive Officer and a member of the board of directors of Novus Therapeutics, Inc., a public specialty pharmaceutical company, from May 2017 to November 2020. Mr. Flesher previously served as Chief Executive Officer and a member of the board of directors for Otic Pharma, Ltd., a private pharmaceutical company, from July 2015 to May 2017. Mr. Flesher also served as Senior Vice President of Corporate Development and Chief Business Officer, and other executive management roles at Avanir Pharmaceuticals, Inc., a public pharmaceutical company, from 2006 to 2015. Mr. Flesher previously served as a member of the board of directors for Adynxx, Inc., a public pharmaceutical company, from July 2019 to June 2021. Mr. Flesher received his B.S. in Biology from Purdue University and studied Biochemistry and Molecular Biology at Indiana University School of Medicine.

The Board and Nominating Committee believe that Mr. Flesher’s extensive senior leadership experience at numerous biopharmaceutical companies qualify him to serve on the Board.

Michael Grey has served as Executive Chairman of the Board since December 2017. Mr. Grey previously served as our Chairman and Chief Executive Officer from September 2014 to December 2017. Mr. Grey has served as the Executive Chairman of the Board of the following life science companies: Spruce Biosciences, Inc., a public company, since March 2018, Plexium, Inc., a private company, since August 2020, and Theolytics Ltd., a private company, since November 2023. Additionally, Mr. Grey previously served in the below listed capacities for the following life science companies: Executive Chairman and Chief Executive Officer of Mirum Pharmaceuticals, Inc., a public company, from May 2018 to March 2019, Chief Executive Officer of Amplyx Pharmaceuticals, Inc., a private company, from September 2014 to December 2017 and then as Executive Chairman from January 2018 until April 2020, and as Executive Chairman of Curzion Pharmaceuticals, Inc., a private company, from May 2019 to April 2020. Mr. Grey has served on the board of directors of Mirum Pharmaceuticals, Inc., a public pharmaceutical company, since May 2018. Mr. Grey also previously served on the board of directors of the following publicly-traded life science companies: BioMarin Pharmaceuticals from December 2005 until May 2021, Horizon Therapeutics plc from January 2011 until October 2023, and Mirati Therapeutics Inc. from November 2014 to June 2021. Mr. Grey has also served as a venture partner at Pappas Ventures, a venture capital firm since January 2010. Mr. Grey has more than 45 years of experience in the pharmaceutical and biotechnology industries and has held senior positions at a number of companies, including President and Chief Executive Officer of SGX Pharmaceuticals, Inc. (sold to Lilly in 2008), President and Chief Executive Officer of Trega Biosciences, Inc. (sold to LION Bioscience, Inc. in 2001) and President of BioChem Therapeutic Inc. Prior to these, Mr. Grey served in various roles with Glaxo, Inc., and Glaxo Holdings PLC, culminating in his position as Vice President, Corporate Development and director of international licensing. Mr. Grey received a B.S. in chemistry from the University of Nottingham in the United Kingdom.

The Board and Nominating Committee believe that Mr. Grey’s extensive experience managing and leading both early stage and established companies within the pharmaceutical and biotechnology industries qualify him to serve on the Board.

Paul W. Hoelscher has served as a member of the Board since January 2022. Mr. Hoelscher previously served as the Executive Vice President and Chief Financial Officer of Horizon Therapeutics plc, a public biotechnology company, from October 2014 to May 2022, and served as Executive Vice President, Finance from June 2014 to September 2014. Mr. Hoelscher previously served on the board of trustees of the Illinois Region of The Leukemia & Lymphoma Society from September 2007 to June 2022, and served on the Chicago Regional Advisory Committee for The Ireland Funds from September 2021 to December 2022. Prior to June 2014, Mr. Hoelscher held financial and accounting positions at various companies and served in various positions of increasing responsibility in the audit practice at KPMG LLP. Mr. Hoelscher received his B.S. in accountancy from the University of Illinois at Urbana-Champaign and is a certified public accountant.

The Board and Nominating Committee believe that Mr. Hoelscher’s expertise and experience in the biopharmaceutical industry and senior leadership experience qualify him to serve on the Board.

Edward T. Mathers has served as a member of the Board since December 2017. Mr. Mathers is Partner at New Enterprise Associates, Inc. (NEA), a private venture capital firm focusing on technology and healthcare investments. Mr. Mathers serves on the board of directors of the following publicly-traded life science companies: Trevi Therapeutics, Inc. since July 2012, Inozyme Pharma, Inc. since January 2017, Rhythm Pharmaceuticals, Inc. since March 2015, Synlogic, Inc. since October 2012, and Senti Biosciences, Inc. since July 2016. Mr. Mathers previously served on the board of directors of the following publicly-traded companies: ObsEva SA from November 2015 to June 2023, Mirum Pharmaceuticals, Inc. from November 2018 to September 2022, Akouos, Inc. from October 2017 to December 2022, Liquidia Technologies, Inc. from April 2009 to May 2019, Lumos Pharma, Inc. from January 2014 to March 2020, and Ra Pharmaceuticals, Inc. from February 2010 to April 2020. From 2002 to 2008, Mr. Mathers served as Executive Vice President, Corporate Development and Venture at MedImmune, Inc., a biopharmaceutical company, and led its venture capital subsidiary, MedImmune Ventures, Inc. Before Joining MedImmune in 2002, Mr. Mathers was Vice President, Marketing and Corporate Licensing and Acquisitions at Inhale Therapeutic Systems, a biotechnology company. Previously, Mr. Mathers spent 15 years a Glaxo Wellcome, Inc. (GlaxoSmithKline), where he held various sales and marketing positions. Mr. Mathers received a B.S. in Chemistry from North Carolina State University.

The Board and Nominating Committee believe that Mr. Mathers’ experience as a venture capitalist, as an executive and in business development and his experience in serving on the board of directors for several public and private pharmaceutical and life sciences companies qualifies him to serve on the Board.

Bali Muralidhar, M.D., Ph.D. has served as a member of the Board since December 2020. Since August 2022, Dr. Muralidhar has served as Managing Partner and Chief Investment Officer at Abingworth LLP (Abingworth), an international investment group dedicated to life sciences, and previously served as a Managing Partner from December 2020 to August 2022 and a Partner from March 2019 to December 2020. Prior to joining Abingworth, Dr. Muralidhar was a Senior Partner at MVM Partners LLP, a life science investment fund, from November 2012 to March 2019. From April 2011 to November 2012, Dr. Muralidhar was a member of Bain Capital LP’s, a private multi-asset alternative investment firm, leveraged buyout team, focusing on healthcare. Dr. Muralidhar has represented Abingworth on the boards of directors of the following publicly-traded life science companies: NuCana plc since October 2020 and Spruce Biosciences, Inc. since February 2020. Dr. Muralidhar previously served on the board of directors of Wilson Therapeutics, a public biopharmaceutical company in Sweden, from March 2014 to April 2018, Valneva SE, a French biotechnology company, traded on the Vienna Stock Exchange from May 2017 to December 2019, and Exicure, Inc., a public biotechnology company, from August 2019 to December 2022. Dr. Muralidhar received a degree in clinical medicine from the University of Oxford and received a Ph.D. in translational cancer research from the MRC Cancer Cell Unit, University of Cambridge.

The Board and Nominating Committee believe that Dr. Muralidhar’s investment experience in the healthcare industry qualifies him to serve on the Board.

Niall O’Donnell, Ph.D. has served as a member of the Board since December 2017. Dr. O’Donnell is our co-founder and previously served as our President and Chief Executive Officer from December 2017 to November 2020. Dr. O’Donnell is currently a managing director at RiverVest Venture Partners (RiverVest), a venture capital firm, a position he has held since April 2014. Dr. O’Donnell joined RiverVest in 2006 where he has focused on biopharmaceutical, diagnostic and medical device opportunities and contributes to the formation, development, and business strategies of RiverVest affiliated portfolio companies. Dr. O’Donnell has been a member of the board of directors of Spruce Biosciences, Inc., a public biotechnology company, since May 2016. Dr. O'Donnell, previously served as a member of the board of directors of Mirum Pharmaceuticals, Inc., a public pharmaceutical company, from December 2018 to June 2023. Dr. O’Donnell also previously served as acting Chief Interim Medical Officer at Lumena Pharmaceuticals, Inc., a private biopharmaceutical company. Dr. O’Donnell received a Ph.D. in biochemistry from the University of Dundee, Scotland, an M.A. in biochemistry from Pembroke College, Oxford, and an M.B.A. from the Rady School of Management of the University of California, San Diego.

The Board and Nominating Committee believe that Dr. O’Donnell’s substantial experience in developing and managing biopharmaceutical companies qualifies him to serve on the Board.

Stacey D. Seltzer has served as a member of the Board since December 2020. From October 2022 to March 2024, Ms. Seltzer served as a partner at Gurnet Point Capital, a venture capital firm investing in healthcare companies. Prior to joining Gurnet Point Capital, Ms. Seltzer served as a Partner at Aisling Capital LLC, a venture capital and private equity firm, from September 2014 to June 2022 and as a principal from September 2008 to August 2014. Ms. Seltzer previously served on the board of directors of Aimmune Therapeutics, Inc., a public biopharmaceutical company, from January 2015 to October 2020. Prior to 2008, Ms. Seltzer held various positions at Schering-Plough Corporation, a pharmaceutical company, and served as Director of Business Development for Akceli, Inc., a biotechnology company. Ms. Seltzer served as a board observer for public companies, Agile Therapeutics, Inc. and Durata Therapeutics, Inc. Ms. Seltzer received a B.S. and M.S. in Molecular Biophysics and Biochemistry from Yale University and an M.B.A. from the Wharton School at the University of Pennsylvania.

The Board and Nominating Committee believe that Ms. Seltzer is qualified to serve on our Board due to her investment and management experience in the life science industry.

Executive Officers

Gregory J. Flesher. Biographical information regarding Mr. Flesher is set forth above under “Directors.”

Michael Grey. Biographical information regarding Mr. Grey is set forth above under “Directors.”

Michael P. Cruse has served as our Chief Operating Officer since March 2022 and previously served as our Senior Vice President, Corporate Operations from December 2020 to March 2022. Prior to joining us, Mr. Cruse served as Vice President Corporate Operations at Novus Therapeutics, Inc., a public specialty pharmaceutical company, from May 2017 to June 2020, and as Vice President Corporate Operations at Otic Pharma, Ltd., a private pharmaceutical company, from September 2015 to May 2017. Mr. Cruse previously held various positions at Avanir Pharmaceuticals, a public pharmaceutical company, including Executive Director, Sales Operations, Executive Director Technology and Facilities Management, Senior Director, Information Technology and Director, Information Technology. Mr. Cruse previously served as Manager of Information Technology and Senior Client Consultant at Noesis Consulting Group, Inc., a consulting services company, Manager, Information Technology at Spy Optic, Inc., a retail company, Senior Information Technology Consultant and Founding Partner at Senatron, LLP, an information technology consulting firm, and Promotional Product Manager at Vision Technologies, LLC, an information technology value added reseller. Mr. Cruse received a B.S. in Business Administration and Management from Franklin University.

Alejandro Dorenbaum, M.D. has served as our Chief Medical Officer since January 2018. Prior to joining us, Dr. Dorenbaum served as the Chief Medical Officer of Allakos Inc., a public clinical-stage biopharmaceutical company, from August 2014 to June 2017, and the Chief Medical Officer at Lumena Pharmaceuticals, Inc., a private biopharmaceutical company, from 2013 to 2014, until its acquisition by Shire Pharmaceuticals Ltd. Dr. Dorenbaum also worked at Genentech, Inc., a private biotechnology company, where he was responsible for the respiratory programs for asthma and cystic fibrosis, and at BioMarin Pharmaceutical Inc., a biopharmaceutical company, where he worked on the clinical development of Kuvan. Dr. Dorenbaum began his career at Chiron Corporation, a private biotechnology company. Dr. Dorenbaum maintains an active academic position as Clinical Professor in Pediatrics at Stanford University School of Medicine, where he specializes in allergy and immunology. Dr. Dorenbaum received an M.D. from the National Autonomous University in Mexico City, completed his residency in pediatrics at University of Texas Health Science Center and held a fellowship in allergy and immunology at Baylor College of Medicine.

Ashley F. Hall, J.D. has served as our Chief Development Officer since October 2021. Prior to joining us, Ms. Hall was the Chief Development Officer of Esperion Therapeutics, Inc., a public pharmaceutical company, from August 2019 to August 2021. Prior to that, she served as Esperion’s Senior Vice President of Global Regulatory Affairs and Policy from January 2018 to August 2019 and as its Vice President of Global Regulatory Affairs and Policy from August 2015 to January 2018. In those roles, she was responsible for the strategic leadership and global regulatory development of NEXLETOL® (bempedoic acid) and NEXLIZET® (bempedoic acid and ezetimibe) tablets. Prior to joining Esperion, Ms. Hall was Global Regulatory Lead for Cardiovascular at Amgen Inc. (Amgen) and oversaw the regulatory strategy and global filings for the REPATHA® program, leading to the world’s first approval of a Proprotein convertase subtilisin/kexin type 9 (PCSK9) inhibitor for cholesterol lowering, from 2013 to 2015. Previously, Ms. Hall served as the Vice President of Regulatory Affairs at Micromet, Inc., which was acquired by Amgen, the Vice President of Regulatory and Clinical Affairs at RevoGenex Inc., and the Director of World Wide Regulatory Affairs with the oncology team at MedImmune, LLC (AstraZeneca). Ms. Hall also held various roles of increasing responsibility in global regulatory affairs at Abraxis BioScience, and La Jolla Pharmaceutical Company. Ms. Hall earned a Juris Doctorate at the University of San Diego, School of Law and a Bachelor of Science in Biochemistry and Cell Biology at the University of California San Diego.

Board Composition

The Board is divided into three classes. Each class consists, as nearly as possible, of one-third of the total number of directors, and each class has a three-year term. Vacancies on the Board may be filled by persons elected by a majority of the remaining directors. A director elected by the Board to fill a vacancy in a class, including vacancies created by an increase in the number of directors, shall serve for the remainder of the full term of that class and until the director’s successor is duly elected and qualified.

The following table sets forth information regarding our Board composition as of March 31, 2024.

	Director Since	Year Current Term Expires	Current Director Class	Audit Committee		Compensation Committee		Nominating and Corporate Governance Committee
Roshawn A. Blunt	2022	2025	I					X
Eric M. Dube, Ph.D.	2021	2025	I	X				X	*
Paul W. Hoelscher	2022	2025	I	X	*	X
Edward T. Mathers	2017	2026	II			X	*
Bali Muralidhar, M.D., Ph.D.	2020	2026	II			X		X
Stacey D. Seltzer	2020	2026	II	X				X
Gregory J. Flesher	2020	2024	III
Michael Grey	2017	2024	III
Niall O’Donnell, Ph.D.	2017	2024	III

* Committee Chair

Certain Corporate Governance Matters

Code of Business Conduct and Ethics

We maintain a Code of Conduct that applies to all our employees, officers and directors. This includes our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The full text of our Code of Conduct is posted on our website at www.reneopharma.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated into, this Form 10-K/A. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director that are required to be disclosed pursuant to SEC rules, we will promptly disclose the nature of the amendment or waiver on our website or in a current report on Form 8-K.

Audit Committee

We have a standing Audit Committee of the Board (Audit Committee) that consists of Dr. Dube, Mr. Hoelscher, and Ms. Seltzer. Our Board has determined that each of Dr. Dube, Mr. Hoelscher, and Ms. Seltzer meets the independence requirements of Rule 10-A3 of the Exchange Act and the Nasdaq listing standards with respect to Audit Committee members.

The Board has also determined that each of Dr. Dube and Mr. Hoelscher qualify as an “audit committee financial expert,” as defined in applicable SEC rules. In making this determination, the Board made a qualitative assessment of each of Dr. Dube’s and Mr. Hoelscher’s level of knowledge and experience based on a number of factors, including their respective formal education and experience as a chief executive officer and chief financial officer, respectively. Our independent registered public accounting firm and management periodically meet privately with our Audit Committee.

Director Nominations

No material changes have been made to the procedures by which stockholders may recommend nominees to our Board.

Item 11. Executive Compensation

Our named executive officers for the year ended December 31, 2023, consisting of our principal executive officer, and the next two most highly compensated executive officers, were:

•
Gregory J. Flesher, our President and Chief Executive Officer
•
Alejandro Dorenbaum, M.D., our Chief Medical Officer
•
Ashley F. Hall, J.D., our Chief Development Officer

We are an “emerging growth company,” as that term is used in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act), and have elected to comply with the reduced compensation disclosure requirements available to emerging growth companies under the JOBS Act.

Summary Compensation Table

The following table presents all of the compensation awarded to, earned by, or paid to our named executive officers during the fiscal years indicated below.

Name and Principal Position(s)	Year	Salary	Option Awards (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation		Total
Gregory J. Flesher	2023	$563,942	$—	$—	$5,762	(3)	$569,704
President and Chief Executive Officer	2022	$545,000	$393,000	$245,300	$10,152		$1,193,452
Alejandro Dorenbaum, M.D.	2023	$460,471	$—	$—	$5,758	(3)	$466,229
Chief Medical Officer
Ashley F. Hall, J.D.	2023	$441,346	$—	$—	$5,758	(3)	$447,104
Chief Development Officer	2022	$420,000	$163,750	$151,200	$90,354		$825,304

(1)
Represents grant date fair value of stock options granted during the fiscal year indicated above, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 Compensation—Stock Compensation (ASC Topic 718), not including any estimates of forfeiture. See Notes 4 and 9 of Notes to Consolidated Financial Statements in the Original Form 10-K for a discussion of assumptions used in determining the grant date fair value of our option awards. Note that amounts reported in this column reflect the accounting cost for these stock options and do not correspond to actual economic value that may be received by the named executive officers from the stock options.
(2)
Represents annual performance-based bonuses earned by the named executive officers pursuant to our Non-Equity Incentive Compensation Plan for performance. No annual performance-based bonuses were earned for 2023.
(3)
All Other Compensation includes (i) matching contributions under our 401(k) plan, (ii) premiums paid for group term life insurance and (iii) fringe benefits paid on behalf our named executive officers in 2023.

Narrative to Summary Compensation Table

Annual Base Salary

The 2023 and 2024 annual base salaries for our named executive officers are set forth in the table below.

Name	Title	2023 and 2024 Base Salary
Gregory J. Flesher	President and Chief Executive Officer	$575,000
Alejandro Dorenbaum, M.D.	Chief Medical Officer	$469,500
Ashley F. Hall, J.D.	Chief Development Officer	$450,000

Non-Equity Incentive Compensation

In addition to base salaries, our named executive officers are eligible to receive annual performance-based bonuses, which are designed to provide appropriate incentives to our executive officers to achieve pre-established annual corporate goals and to reward them for the Company’s achievement towards these goals. The annual performance-based bonus each named executive officer is eligible to receive is based on the extent to which we achieve the corporate goals that the Board establishes each year. At the end of the year, the Compensation Committee of the Board (Compensation Committee) reviews our performance against each corporate goal and approves the extent to which we achieved each of our corporate goals.

Bonus amounts vary from year to year based on corporate performance, in each case pursuant to the terms of the executive officer’s agreement with us, as described below. Mr. Flesher’s, Dr. Dorenbaum’s and Ms. Hall’s target performance bonus for 2023 was 50%, 40% and 40% of their base salary, respectively. The Board approved our corporate goals for 2023, consisting of research and development and clinical-related goals with a 90% weight and business development goals with a 10% weight. No specific individual goals were established for any of our named executive officers for 2023.

No annual performance-based bonuses were earned for 2023.

Equity Compensation

We generally make equity compensation grants to executive officers in connection with their initial employment and we also generally grant annual equity awards to incentivize employees on a continuing basis. In determining the size of the equity compensation grants, we consider market data around equity packages offered to employees in comparable roles by peer companies, the value of outstanding equity compensation held by executive officers and performance. However, we did not grant any equity awards to our named executive officers in 2023.

Agreements with our Named Executive Officers

We have entered into employment agreements with each of the named executive officers. The named executive officers are also able to participate in our equity incentive, retirement, welfare and other benefit plans generally provided to other executives.

Below are descriptions of the agreements with our named executive officers. For a discussion of the severance pay and other benefits to be provided in connection with a termination of employment and/or a change in control under the arrangements with our named executive officers, please see “Potential Payments Upon Termination or Change of Control” in this Item 11 below. The employment agreements provide that any increase in annual base salary will become the minimum annual base salary thereafter for purposes of such termination of employment and/or change in control arrangements. All of our named executive officers are employed at will.

Mr. Flesher. We entered into an employment agreement with Mr. Flesher in November 2020 which governs the current terms of his employment with us. Mr. Flesher’s employment agreement established an annual base salary and target bonus opportunity which are described above under the headings “Annual Base Salary” and “Non-Equity Incentive Compensation”. Mr. Flesher is also entitled to receive a special performance bonus in the amount of $7.5 million, payable at our discretion in cash, common stock or a combination thereof, in the event that during Mr. Flesher’s continued service to us (i) our market value exceeds $750 million utilizing the volume-weighted average of the closing sale price of our common stock on the Nasdaq Stock Market or other principal exchange for each of the 30 trading days immediately prior to the measurement date, or (ii) the fair market value of the net proceeds available for distribution to our stockholders in connection with a change in control (as defined below in this Item 11 under “Potential Payments Upon Termination or Change of Control”), as determined in good faith by our Board, exceeds $750 million. Mr. Flesher is also entitled to certain severance benefits, the terms of which are described below in this Item 11 under “Potential Payments Upon Termination or Change of Control.”

Dr. Dorenbaum. We entered into an employment agreement with Dr. Dorenbaum in January 2018, which governs the current terms of his employment with us. Dr. Dorenbaum’s employment agreement established an annual base salary and target bonus opportunity which are described above under the headings “Annual Base Salary” and “Non-Equity Incentive Compensation”. Dr. Dorenbaum is also entitled to certain severance benefits, the terms of which are described below in this Item 11 under “Potential Payments Upon Termination or Change of Control.”

Ms. Hall. We entered into an employment agreement with Ms. Hall in October 2021, which governs the current terms of her employment with us. Ms. Hall’s employment agreement established an annual base salary and target bonus opportunity which are described above under the headings “Annual Base Salary” and “Non-Equity Incentive Compensation”. Ms. Hall’s employment agreement also provided for a grossed-up housing reimbursement for a period of up to 18 months and a relocation assistance up to $150,000 if she relocated to Orange County, California, by not later than 18 months following her employment commencement date. Ms. Hall did not relocate to Orange County and as such did not earn the $150,000 relocation assistance. Ms. Hall is also entitled to certain severance benefits, the terms of which are described below in this Item 11 under “Potential Payments Upon Termination or Change of Control.”

Outstanding Equity Awards at Fiscal Year End

The following table sets forth specified information regarding outstanding stock options held by each of our named executive officers as of December 31, 2023.

			Option Awards (1)				Stock Awards (2)
Name	Grant Date		Number of Securities Underlying Unexercised Options Vested (#)	Number of Securities Underlying Unexercised Options Unvested (#)	Option Exercise Price Per Share ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (3)
Gregory J. Flesher	12/9/22	(4)	75,000	225,000	$1.80	12/8/32	—	$—
President and Chief Executive Officer	12/10/21	(5)	100,000	100,000	$6.69	12/9/31	—	$—
	12/10/21	(6)	—	—	$—	—	100,000	$160,000
	1/21/21	(7)	811,415	241,232	$4.88	1/20/31	—	$—
Alejandro Dorenbaum, M.D.	12/9/22	(4)	31,250	93,750	$1.80	12/8/32	—	$—
Chief Medical Officer	12/10/21	(5)	50,000	50,000	$6.69	12/9/31	—	$—
	12/10/21	(8)	—	—	$—	—	30,000	$48,000
	1/21/21	(9)	75,422	25,141	$4.88	1/20/31	—	$—
	6/26/19	(9)	41,119	—	$3.76	6/25/29	—	$—
	4/5/18	(7)	15,033	—	$1.97	4/4/28	—	$—
Ashley F. Hall, J.D.	12/9/22	(4)	15,625	93,750	$1.80	12/8/32	—	$—
Chief Development Officer	11/12/21	(7)	97,500	82,500	$8.85	11/11/31	—	$—
	11/12/21	(10)	—	—	$—	—	30,000	$48,000

(1)
All of the option awards were granted under our 2014 Equity Incentive Plan, as amended (the 2014 Plan), or under our 2021 Equity Incentive Plan (the 2021 Plan), the terms of which are described below in Item 12 under “Equity Benefit Plans.”
(2)
All of the stock awards were granted under the 2021 Plan, the terms of which are described below in Item 12 under “Equity Benefit Plans.”
(3)
The market value of the award is calculated using the Company’s closing price of common stock on the last trading day of our 2023 fiscal year (December 29, 2023), which was $1.60 multiplied by the number of shares subject to the award.
(4)
Vests in equal quarterly installments over four years following the grant date.
(5)
Vests in equal monthly installments over four years following the grant date.
(6)
Restricted stock units (RSUs) will vest upon the date that the closing price of the Company’s common stock has remained above $20 per share, as adjusted for stock splits, combinations, and the like, for 30 consecutive trading days.

(7)
Vests 25% on first anniversary date of employment commencement date with the remainder vesting monthly over three years thereafter. Mr. Flesher’s employment commenced on November 2, 2020, Dr. Dorenbaum’s employment commenced on January 1, 2018, and Ms. Hall’s employment commenced on October 11, 2021.
(8)
RSUs vest at 50% upon the first acceptance by the U.S. Food and Drug Administration (FDA) or European Medicines Agency (EMA) of a New Drug Application (NDA) or Marketing Authorization Application (MAA) filed by the Company, respectively, and 50% upon the first approval by the FDA or EMA of an NDA or MAA, respectively.
(9)
Vests 25% on first anniversary date of the vesting commencement date with the remainder vesting monthly over three years thereafter.
(10)
RSUs vest at 100% upon the first acceptance by the FDA or EMA of an NDA or MAA filed by the Company, respectively.

Potential Payments Upon Termination or Change of Control

Regardless of the manner in which a named executive officer’s service terminates, the named executive officer is entitled to receive amounts earned during his or her term of service, including salary and unused vacation pay. The benefits described below reflect benefits for which Mr. Flesher, Dr. Dorenbaum, and Ms. Hall would be entitled to receive upon termination or change in control.

We maintain a severance benefit plan and have entered into a severance benefit plan participation agreement with each of our named executive officers. Pursuant to these agreements, upon a termination without “cause” or resignation for “good reason” (each as defined below), each of our named executive officers will be entitled to continued payment of base salary (twelve months for Mr. Flesher and nine months for Dr. Dorenbaum and Ms. Hall), and payment of continued group health benefits (twelve months for Mr. Flesher and nine months for Dr. Dorenbaum and Ms. Hall). Further, time-based equity awards held by Mr. Flesher will vest as if he had provided an additional twelve months of continuous service and all of Dr. Dorenbaum’s outstanding time-based equity awards and performance-based equity awards will accelerate and vest in full.

In addition, upon a termination without cause or resignation for good reason during the period commencing three months prior to, and ending twelve months following, a “change in control” (as defined below), in lieu of the above benefits, each of our named executive officers will be entitled to a lump sum payment of base salary (equivalent to eighteen months for Mr. Flesher and twelve months for Dr. Dorenbaum and Ms. Hall), accelerated vesting in full of all outstanding time-based equity awards, and vesting of performance-based equity awards as if such performance objectives were met at 100% of target, extended payment of continued group health benefits (eighteen months for Mr. Flesher and twelve months for Dr. Dorenbaum and Ms. Hall), and a lump sum payment of annual target bonus, if any, established by the Board in an amount equal to 150% for Mr. Flesher and 100% for Dr. Dorenbaum and Ms. Hall of their respective target bonus.

Receipt of benefits under our severance benefit plan is contingent on the executive’s execution and nonrevocation of a general release of claims against us and certain related parties within a time period specified by us and on the return of all Company property to us.

For purposes of the severance benefit plan, the following definitions apply:

•
“cause” generally means the occurrence of any of the following events, conditions or actions with respect to the executive: (i) commission of any felony or any crime involving fraud, dishonesty or moral turpitude under the laws of the United States or any state thereof, or the equivalent in any other jurisdiction; (ii) attempted commission of, or participation in, a fraud or act of dishonesty against us; (iii) intentional, material violation of any contract or agreement between the executive and us or of any statutory duty owed to us; (iv) unauthorized use or disclosure of our confidential information or trade secrets; or (v) gross misconduct;
•
“good reason” generally means the following events, conditions or actions taken by us with respect to the executive without cause and without the executive’s express written consent, subject to specified notice and cure periods: (i) a material reduction of the executive’s annual base salary, which is a reduction of at least 10% of such executive’s base salary (unless pursuant to a salary reduction program applicable generally to our similarly situated employees); (ii) a material reduction in the executive’s authority, duties or responsibilities; (iii) a material reduction in the authority, duties, or responsibilities of the supervisor to whom the executive is required to report; or (iv) a relocation of the executive’s principal place of employment to a place that increases such executive’s one-way commute by more than 50 miles as compared to such executive’s then-current principal place of employment immediately prior to such relocation, provided that any required return to a Company office from remote work will not be considered a relocation of such executive’s principal place of employment; and
•
“change in control” generally means the following events (subject to certain specified limitations): (i) a change in ownership representing more than 50% of the combined voting power of our outstanding securities, other than by virtue of a merger, consolidation or similar transaction; (ii) a merger, consolidation or similar transaction in which our stockholders do not own more than 50% of the combined voting power of the surviving entity or its parent; (iii) a dissolution or liquidation, except for a liquidation into a parent corporation; or (iv) a sale, lease, exclusive license or other disposition of all or substantially all of our assets.

401(k) Plan; Pension Benefits; Nonqualified Deferred Compensation

We maintain a 401(k) plan for our employees. Our named executive officers are eligible to participate in the 401(k) plan on the same basis as our other employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the Code).

The 401(k) plan provides that each participant may contribute up to the lesser of 100% of his or her compensation or the statutory limit, which was $22,500 for calendar year 2023. Participants that are 50 years or older can also make “catch-up” contributions, which in calendar year 2023 was an additional $7,500 above the statutory limit. We maintain a safe harbor 401(k) plan that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis.

Beginning in 2023, we provided a 401(k) discretionary matching contribution. The discretionary matching contribution consists of a 100% match of an employee's salary deferrals up to 1% of their compensation plus a 50% match of an employee’s salary deferrals between 1% and 6% of their compensation, with an annual maximum matching contribution of $5,000. Our matching contribution vests 100% on the second anniversary date of the applicable employee’s employment commencement date. Other than the 401(k) plan, our named executive officers did not participate in, or otherwise receive any benefits under, any pension, retirement or non-qualified deferred compensation plan sponsored by us during the fiscal year ended December 31, 2023.

Perquisites

We generally do not provide perquisites or personal benefits to our named executive officers, except in limited circumstances. We did not provide any perquisites or personal benefits to our other named executive officers in 2023.

Clawback Policy

As a public company, if we are required to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws as a result of misconduct, our Principal Executive Officer and Principal Financial and Accounting Officer may be legally required to reimburse our Company for any bonus or other incentive-based or equity-based compensation they receive in accordance with the provisions of Section 304 of the Sarbanes-Oxley Act of 2002, as amended. Additionally, we have implemented a Dodd-Frank Act-compliant clawback policy, as required by SEC rules.

Non-Employee Director Compensation

We have reimbursed, and will continue to reimburse, all of our directors for their travel, lodging and other reasonable expenses incurred in attending meetings of the Board and committees of the Board. The following table sets forth information concerning the compensation paid to our directors during 2023, other than Mr. Flesher, our President and Chief Executive Officer. Mr. Flesher does not receive any additional compensation for his service as a director. See the section titled “Executive Compensation” above in this Item 11 for more information regarding the compensation earned by Mr. Flesher.

Name	Fees Earned or Paid in Cash		Option Awards (1)(2)		Total ($)
Roshawn A. Blunt	$44,000		$97,465	(3)	$141,465
Eric M. Dube, Ph.D.	$55,500		$115,129		$170,629
Michael Grey	$100,000	(4)	$115,129		$215,129
Paul W. Hoelscher	$60,000		$115,129		$175,129
Edward T. Mathers	$50,000	(5)	$115,129		$165,129
Bali Muralidhar, M.D., Ph.D.	$—	(6)	$115,129		$115,129
Niall O’Donnell, Ph.D.	$40,000		$115,129		$155,129
Stacey D. Seltzer	$51,500		$115,129		$166,629

(1)
Represents grant date fair value of stock options granted to our non-employee directors during 2023, as computed in accordance with ASC Topic 718, not including any estimates of forfeiture. See Notes 4 and 9 of Notes to Consolidated Financial Statements in the Original Form 10-K for a discussion of assumptions used in determining the grant date fair value of our option awards for fiscal year ended December 31, 2023. Note that amounts reported in this column reflect the accounting cost for these stock options and do not correspond to actual economic value that may be received by the directors from the stock option awards.
(2)
In June 2023, we granted annual options to purchase 17,500 shares of our common stock at an exercise price of $9.01 per share and fair value of $6.58 per share to each of Drs. Dube, Muralidhar, and O’Donnell, and Messrs. Grey, Hoelscher and Mathers, and Ms. Seltzer.
(3)
In June 2023, we granted Ms. Blunt a prorated annual option to purchase 14,815 shares of our common stock at an exercise price of $9.01 per share and fair value of $6.58 per share.
(4)
Mr. Grey receives an annual fee of $100,000 for his services as Executive Chairman in lieu of the cash fees he would otherwise receive as a non-employee member of our Board of Directors, but he is otherwise eligible to receive the equity compensation described below.
(5)
All of the cash fees earned by Mr. Mathers for his service as a non-employee director for the year ended December 31, 2023 were paid directly to NEA.
(6)
Dr. Muralidhar waived receipt of all fees earned or paid in cash for his services as a director in 2023.

A summary of stock options outstanding as of December 31, 2023 for each of our non-employee directors is as follows:

Name	Stock Options Outstanding (#)
Roshawn A. Blunt	49,815
Eric M. Dube, Ph.D.	79,694
Michael Grey	249,372
Paul W. Hoelscher	58,876
Edward T. Mathers	49,000
Bali Muralidhar, M.D., Ph.D.	49,000
Niall O’Donnell, Ph.D.	165,971
Stacey D. Seltzer	49,000

The Board adopted a non-employee director compensation policy in April 2021, which was subsequently amended in February 2022 and December 2022. This compensation policy provides that each such non-employee director will receive the following compensation for service on the Board:

•
An annual cash retainer of $40,000;
•
An additional cash retainer of $30,000 for service as the non-executive chair of the Board;

•
An additional annual cash retainer of $7,500, $5,000 and $4,000 for service as a non-chair member of the Audit Committee, Compensation Committee and the Nominating Committee, respectively;
•
An additional annual cash retainer of $15,000, $10,000, and $8,000 for service as Chair of the Audit Committee, Compensation Committee and the Nominating Committee, respectively;
•
An initial option grant to purchase 35,000 shares of our common stock on the date of each such non-employee director’s appointment to the Board; and
•
An annual option grant to purchase 17,500 shares of our common stock on the date of each of our annual stockholder meetings (prorated for any eligible non-employee director who is first elected or appointed to the Board on a date other than the date of our annual stockholder meeting with respect to that non-employee director’s first annual grant).

Each of the option grants described above will be granted under our 2021 Plan, the terms of which are described in more detail below in Item 12 under “Equity Benefit Plans.” Each initial option grant will vest and become exercisable in equal monthly installments over the three-year period following the date of grant, subject to the director’s continuous service as of each such date, and will vest in full upon a change of control. Each annual option grant will vest and become exercisable on the earlier of the first anniversary of the date of grant or the day prior to the date of our next annual stockholder meeting, subject to the director’s continuous service as of such date, and will vest in full upon a change of control. The term of each option will be ten years, subject to earlier termination as provided in the 2021 Plan; provided that upon a termination of service (other than for cause), each option will remain exercisable until the earlier of (i) three years following the termination date or (ii) the end of the term of such option.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2023, with respect to all of our equity compensation plans in effect on that date.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted- average Exercise Price of Outstanding Options, Warrants and Rights (b) (1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	5,416,192	(2)	$4.22	2,555,115	(3)
Equity compensation plans not approved by security holders	211,562	(4)	$7.60
Total	5,627,754		$4.34	2,555,115

(1)
The weighted average exercise price excludes RSUs, which have no exercise price.
(2)
Consists of the 2014 Plan and 2021 Plan. Represents outstanding stock options to purchase 5,119,692 shares and outstanding RSUs covering 296,500 shares. As of December 31, 2023, there were a total of 2,392,954 shares and 3,023,238 shares subject to outstanding awards under the 2014 and 2021 Plan, respectively.
(3)
Consists of shares available for future issuance under the 2021 Plan and our 2021 Employee Stock Purchase Plan (ESPP). As of December 31, 2023, 2,109,225 shares of our common stock were available for issuance under the 2021 Plan, and 445,890 shares of our common stock were available for issuance under the ESPP.

(4)
Consists of inducement awards of outstanding stock options to purchase 181,562 shares and outstanding RSUs covering 30,000 shares, which were adopted by the Compensation Committee without stockholder approval in accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules.

Equity Benefit Plans

Since the completion of our initial public offering (IPO) in April 2021, we grant equity awards to employees, including our named executive officers, under our 2021 Plan. Prior to our IPO, we granted equity awards to our employees, including our named executive officers, under our 2014 Plan. Our Board has delegated authority to our Compensation Committee to administer the terms of our 2021 Plan and 2014 Plan, which are together referred to as the Equity Plans. The Equity Plans’ provisions regarding treatment of awards upon a termination, significant corporate transaction or change in control transaction are summarized below.

Under the terms of the Equity Plans and the form of award agreements thereunder, stock awards generally cease vesting and terminate upon the holder’s termination of service with us and options generally remain exercisable for a short period of time following the holder’s termination of service with us (generally three months, with longer periods upon terminations for death or disability), but in no event beyond the expiration of the option’s original term.

In the event of certain specified significant corporate transactions, any stock awards outstanding under the 2021 Plan may be assumed, continued or substituted for by any surviving or acquiring corporation (or its parent). If the surviving or acquiring corporation (or its parent) does not assume, continue or substitute for such stock awards, then (i) with respect to stock awards that are held by participants whose continuous service has not terminated prior to the corporate transaction, or current participants, the vesting (and exercisability, if applicable) of such stock awards will be accelerated in full (meaning at 100% of target level for certain performance awards, unless the administrator or relevant award agreement provides otherwise) to a date prior to the corporate transaction, and such stock awards will terminate if not exercised (if applicable) at or prior to the corporate transaction, and (ii) any such stock awards that are held by persons other than current participants will terminate if not exercised (if applicable) prior to the corporate transaction. In the event a stock award will terminate if not exercised prior to the corporate transaction, the plan administrator may provide that the holder of such stock award may not exercise such stock award but instead will receive a payment, as described in the 2021 Plan.

Under our 2014 Plan, in the event of certain specified significant corporate transactions, the plan administrator has the discretion to take a variety of actions with respect to outstanding stock awards, including arranging for their assumption or substitution; assignment or lapsing of reacquisition or repurchase rights; accelerated vesting; termination in exchange for payment or for no payment; and/or conversion into the right to receive liquidation proceeds.

We are not obligated to treat all stock awards under the 2021 Plan or 2014 Plan, even those that are of the same type, in the same manner. Additionally, we may provide for additional vesting and exercisability or settlement in the event of certain types of change in control transactions in an individual award agreement or in any other written agreement between us and a participant. Our named executive officers’ equity acceleration benefits are described in the section in Item 11 above entitled “Potential Payments upon Termination or Change of Control.”

Pursuant to our 2021 Plan, the maximum number of shares of our common stock subject to awards granted under our 2021 Plan or otherwise to any of our non-employee directors with respect to any calendar year, taken together with any cash fees paid by us to such non-employee director with respect to such annual period for serving on our Board, will not exceed $750,000 in total value, or, with respect to the calendar year in which a non-employee director is first appointed or elected to our Board, $1,000,000 in total value (in each case calculating the value of any such stock awards to be based on their grant date fair market value for financial reporting purposes).

Please refer to the plan documents filed as exhibits to this Form 10-K/A for a complete description of the terms of such plans.

2021 Employee Stock Purchase Plan

The Board adopted our ESPP in March 2021 and our stockholders approved our ESPP in April 2021. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code. Under our ESPP, our employees, including our named executive officers, have the opportunity to purchase shares of our common stock at a discount to market value. Pursuant to the ESPP, each eligible employee, including each eligible named executive officer, may allocate up to 20% of the participant’s earnings to purchase our stock at a price per share that is at least the lesser of (i) 85% of the fair market value of a share of our common stock on the first trading date of an offering or (ii) 85% of the fair market value of a share of our common stock on the date of purchase, subject to the terms of the ESPP and to the Code.

Please refer to the plan document filed as an exhibit to this Form 10-K/A for a complete description of the terms of such plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as March 15, 2024:

•
each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;
•
each of our directors;
•
each of our named executive officers; and
•
all of our current executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules and regulations of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a stockholder and the percentage ownership of such stockholder, we deemed to be outstanding all shares subject to options or other rights held by the stockholder that are currently exercisable or exercisable as of May 14, 2024, which is 60 days after March 15, 2024. These shares are deemed to be outstanding and beneficially owned by the stockholder holding such options or other rights for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other stockholder. Except as indicated by the footnotes below and subject to community property laws where applicable, we believe, based on information furnished to us, that the stockholders named in the table below have sole voting and sole investment power with respect to all shares that they beneficially own, subject to applicable community property laws. This table is based upon information supplied by officers and directors and Schedules 13D and 13G filed with the SEC.

Applicable percentage ownership is based on 33,420,808 shares of our common stock outstanding as of March 15, 2024.

Unless otherwise indicated, the address for each stockholder listed in the table below is c/o Reneo Pharmaceuticals, Inc., 18575 Jamboree Rd., Suite 275-S, Irvine, California 92612.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Greater Than 5% Holders:
Entities affiliated with New Enterprise Associates (1)	4,785,494	14.3%
Tang Capital Partners, LP (2)	3,330,000	10.0%
Abingworth Bioventures 8 LP (3)	2,730,457	8.2%
Entities affiliated with RiverVest Venture Fund III, L.P. (4)	2,534,220	7.5%
Octagon Capital Advisors LP (5)	2,250,000	6.7%
Lundbeckfond Invest A/S (6)	2,031,224	6.1%
BML Investment Partners, L.P. (7)	1,694,229	5.1%

Named Executive Officers and Directors:
Gregory J. Flesher (8)	1,290,430	3.7%
Alejandro Dorenbaum, M.D. (9)	256,193	*
Ashley F. Hall, J.D. (10)	153,287	*
Roshawn A. Blunt (11)	20,416	*
Eric Dube, Ph.D. (12)	62,194	*
Michael Grey (13)	860,718	2.6%
Paul W. Hoelscher (14)	32,626	*
Edward T. Mathers (15)	31,500	*
Bali Muralidhar, M.D., Ph.D. (16)	31,500	*
Niall O’Donnell, Ph.D. (17)	2,337,184	7.0%
Stacey D. Seltzer (18)	31,500	*
All executive officers and directors as a group (12 persons) (19)	5,467,395	15.2%

* Represents beneficial ownership of less than 1%.

(1)
As described in that certain Schedule 13D filed with the SEC on April 23, 2021, reporting information as of April 13, 2021. Consists of 4,785,494 shares of common stock held by New Enterprise Associates 15, L.P. (NEA 15). The shares directly held by NEA 15 are indirectly held by NEA Partners 15, L.P. (NEA Partners 15), the sole general partner of NEA 15, NEA 15 GP, LLC (NEA 15 LLC), the sole general partner of NEA Partners 15 and each of the individual managers of NEA 15 LLC. The individual managers, or collectively, the managers, of NEA 15 LLC are Forest Baskett, Anthony A. Florence, Jr., Mohamad Makhzoumi, Joshua Makower, Scott D. Sandell and Peter Sonsini. The managers share voting and dispositive power with regard to the shares held by NEA 15. Edward T. Mathers, a member of the Board, is employed as a General Partner at New Enterprise Associates, Inc., has no voting or investment power over the shares owned of record by NEA 15, and disclaims beneficial ownership of the shares held by NEA 15. All indirect owners of the above referenced shares, disclaim beneficial ownership of all applicable shares except to the extent of their actual pecuniary interest in such shares. The address of New Enterprise Associates 15, L.P. and its affiliated entity is c/o New Enterprise Associates, 1954 Greenspring Drive, Suite 600, Timonium, Maryland 21093.
(2)
As described in that certain Schedule 13D filed with the SEC on December 26, 2023, reporting information as of November 14, 2023. Consists of 3,330,000 shares of common stock held by Tang Capital Partners, LP. Tang Capital Management, LLC and Kevin Tang share voting and dispositive power over such shares. The address of Tang Capital Partners, LP, Tang Capital Management, LLC and Kevin Tang is 4747 Executive Drive, Suite 210, San Diego, CA 92121.
(3)
As described in that certain Schedule 13D/A filed with the SEC on May 9, 2023, reporting information as of May 2, 2023. Consists of (i) 2,730,457 shares of common stock held by Abingworth Bioventures 8 LP (ABV 8) and (ii) 31,500 shares of common stock held by Dr. Muralidhar that are exercisable within 60 days of March 15, 2024 The Carlyle Group Inc., which is a publicly traded entity listed on Nasdaq, is the sole shareholder of Carlyle Holdings I GP Inc., which is the sole member of Carlyle Holdings I GP Sub L.L.C., which is the general partner of Carlyle Holdings I L.P., which, with respect to the securities reported herein, is the managing member of CG Subsidiary Holdings L.L.C., which is the managing member of TC Group, L.L.C., which is the managing member of Carlyle Investment Management, L.L.C., which is the sole member of Carlyle Genesis UK LLC, which is the principal member of Abingworth LLP. ABV 8 has delegated to Abingworth LLP all investment and dispositive power over the securities held of record by ABV 8. Accordingly, each of the foregoing entities may be deemed to share beneficial ownership of the securities held of record by ABV 8, but each disclaims beneficial ownership of such securities. The address of ABV 8 is 38 Jermyn Street, London SW1Y 6DN, United Kingdom.
(4)
As described in that certain Schedule 13D filed with the SEC on May 30, 2023, reporting information as of May 8, 2023. Consists of (i) 328,094 shares of common stock held by RiverVest Venture Fund III, L.P., (ii) 17,413 shares of common stock held by RiverVest Venture Fund III (Ohio), L.P. and (iii) 2,188,713 shares of common stock held by RiverVest Venture Fund IV, L.P. The shares held directly by RiverVest Venture Fund III, L.P. are indirectly held by RiverVest Venture Partners III, L.P., its general partner (RiverVest Partners III). The shares held directly by RiverVest Venture Fund III (Ohio), L.P. are indirectly held by RiverVest Venture Partners III (Ohio), LLC, its general partner (RiverVest Partners (Ohio) III). RiverVest Partners III is the sole member of RiverVest Partners (Ohio) III. RiverVest Venture Partners III, LLC is the general partner of RiverVest Partners III. The individual managers of RiverVest Ventures Partners III, LLC are John P. McKearn, Ph.D., Thomas C. Melzer, and Jay Schmelter. RiverVest Partners III, RiverVest Partners (Ohio) III, RiverVest Venture Partners III, LLC and each of the individual managers share voting and dispositive power with regard to our securities directly held by RiverVest Venture Fund III, L.P. and RiverVest Venture Fund III (Ohio), L.P. Niall O’Donnell, Ph.D., a member of the Board and an affiliate of RiverVest Venture Fund III, L.P. and RiverVest Venture Fund III (Ohio), L.P., has no voting or investment control over any of the shares held by these entities and disclaims beneficial ownership of all shares owned by RiverVest Venture Fund III, L.P. and RiverVest Venture Fund III (Ohio), L.P., except to the extent of any pecuniary interest therein. All indirect holders of the above referenced securities disclaim beneficial ownership of the above referenced securities except to the extent of their pecuniary interests therein. The shares held directly by RiverVest Venture Fund IV, L.P. are indirectly held by RiverVest Venture Partners IV, L.P., its general partner (RiverVest Partners IV). RiverVest Venture Partners IV, LLC is the general partner of RiverVest Partners IV. The individual managers of RiverVest Ventures Partners IV, LLC are John P. McKearn, Ph.D., Jay Schmelter, and Niall O’Donnell, Ph.D., a member of the Board. RiverVest Partners IV, RiverVest Venture Partners IV, LLC and each of the individual managers share voting and dispositive power with regard to our securities directly held by RiverVest Venture Fund IV, L.P. All indirect holders of the above referenced securities disclaim beneficial ownership of the above referenced securities except to the extent of their pecuniary interests therein. The address of RiverVest Venture Fund III and its affiliated entities is 101 South Hanley Road, Suite 1850, St. Louis, Missouri 63105.
(5)
As described in that certain Schedule 13G filed with the SEC on February 5, 2024, reporting information as of December 31, 2023. Consists of 2,250,000 shares of common stock held by Octagon Capital Advisors LP. Octagon Investments Master Fund LP and Ting Jia

share voting and dispositive power over such shares. The address of Octagon Capital Advisors LP, Octagon Investments Master Fund LP and Ting Jia is 645 Madison Avenue 21st Floor, New York, NY 10065.
(6)
As described in that certain Schedule 13G filed with the SEC on January 26, 2022, reporting ownership as of December 31, 2021. Consists of 2,031,224 shares of common stock held by Lundbeckfond Invest A/S. Lene Skole is the Chief Executive Officer of Lundbeckfond and may be deemed to have sole power to vote and dispose of these shares. The directors of Lundbeckfond have delegated voting and dispositive power with respect to the shares held by Lundbeckfond to Mr. Skole. The address of Lundbeckfond Invest A/S is Scherfigsvej 7 DK-2100, Copenhagen Ø, Denmark.
(7)
As described in that certain Schedule 13G filed with the SEC on January 17, 2024, reporting information as of January 10, 2024. Consists of (i) 1,364,229 shares of common stock held by BML Investment Partners, L.P., which shares voting and dispositive power with Branden M Leonard and (ii) 330,000 shares of common with sole voting and dispositive power held Mr. Leonard. The address of BML Investment Partners, L.P. is 65 E. Cedar - Suite 2 Zionsville, IN 46077.
(8)
Consists of (i) 23,200 shares of common stock and (ii) 1,267,230 shares of common stock subject to stock options held by Mr. Flesher that are exercisable within 60 days of March 15, 2024.
(9)
Consists of 256,193 shares of common stock subject to stock options held by Dr. Dorenbaum that are exercisable within 60 days of March 15, 2024.
(10)
Consists of (i) 13,600 shares of common stock and (ii) 139,687 shares of common stock subject to stock options held by Ms. Hall that are exercisable within 60 days of March 15, 2024.
(11)
Consists of 20,416 shares of common stock subject to stock options held by Ms. Blunt that are exercisable within 60 days of March 15, 2024.
(12)
Consists of 62,194 shares of common stock subject to stock options held by Dr. Dube that are exercisable within 60 days of March 15, 2024.
(13)
Consists of (i) 494,762 shares of common stock held by The Grey Family Trust dated November 12, 1999 (the Grey 1999 Trust), (ii) 134,084 shares of common stock held by Michael Grey and Rondi Rauch Grey, Co-Trustees of The Grey 2014 Irrevocable Children’s Trust u/a/d 12/17/14 (the Grey 2014 Trust), and (iii) 231,872 shares of common stock subject to stock options held by Mr. Grey that are exercisable within 60 days of March 15, 2024. Mr. Grey, our Executive Chairman, is trustee of each of the Grey 1999 Trust and Grey 2014 Trust, and in such capacity has the power to vote and dispose of such shares held by the Grey 1999 Trust and Grey 2014 Trust.
(14)
Consists of 32,626 shares of common stock subject to stock options held by Mr. Hoelscher that are exercisable within 60 days of March 15, 2024.
(15)
Consists of 31,500 shares of common stock subject to stock options held by Mr. Mathers that are exercisable within 60 days of March 15, 2024.
(16)
Consists of 31,500 shares of common stock subject to stock options held by Dr. Muralidhar that are exercisable within 60 days of March 15, 2024, for which Dr. Muralidhar disclaims beneficial ownership of, including any pecuniary interest therein, as a result of an existing contractual relationship between Dr. Muralidhar and Abingworth.
(17)
Consists of (i) 2,188,713 shares of common stock held by RiverVest Venture Partners IV, L.P., and (ii) 148,471 shares of common stock subject to stock options held by Dr. O’Donnell that are exercisable within 60 days of March 15, 2024.
(18)
Consists of 31,500 shares of common stock subject to stock options held by Ms. Seltzer that are exercisable within 60 days of March 15, 2024. Ms. Seltzer disclaims beneficial ownership of 14,000 shares of such common stock, including any pecuniary interest therein, as a result of a former contractual relationship between Ms. Seltzer and Aisling Capital.
(19)
Consists of the shares described in notes 8 through 18 above and the following shares beneficially owned by Michael P. Cruse, our Chief Operating Officer: (i) 16,197 shares of common stock held by the Cruse Family Revocable Living Trust, of which Mr. Cruse has shared voting and investment control with his wife, (ii) 16,258 shares of common stock held by Mr. Cruse and (iii) 327,392 shares of common stock subject to stock options held by Mr. Cruse that are exercisable within 60 days of March 15, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions since January 1, 2022 to which we have been a party in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets as of December 31, 2023 and 2022, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described above in Item 11 under “Executive Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.

Employment Agreements

We currently have written employment agreements with our executive officers. For information about our employment agreements with our Named Executive Officers, refer to “Executive Compensation—Agreements with our Named Executive Officers” in Item 11 above.

Equity Awards Granted to Executive Officers and Directors

We have granted stock options and RSUs to our executive officers, as more fully described in “Executive Compensation—Outstanding Equity Awards at Fiscal Year End” in Item 11 above. Additionally, we have granted stock options to our directors, as more fully described in “Non-Employee Director Compensation” in Item 11 above.

Investors’ Rights Agreement

We are party to an Amended and Restated Investors’ Rights Agreement (the Rights Agreement) with certain affiliates of our directors and certain holders of more than 5% of our outstanding capital stock, including entities affiliated with New Enterprise Associates, Novo Holdings A/S, entities affiliated with RiverVest Venture Fund III, L.P., Lundbeckfond Invest A/S, Abingworth Bioventures 8 LP, and entities affiliated with Pappas Capital, LLC. The Rights Agreement provides such holders with certain registration rights with respect to the registrable securities held by them. The registration rights of each holder terminate upon the earliest to occur of (i) such time as the holder holds less than 1% of our outstanding securities and all of such holder’s registrable securities may be sold without any restriction on volume or manner of sale in any three-month period under SEC Rule 144 or any successor rule and (ii) April 13, 2026, the fifth anniversary of our initial public offering.

Participation in Public Offering

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

Purchasers in our public offering included the following holders of more than 5% of our common stock, or entities affiliated with them (each at the time of the transaction). The following table sets forth the proceeds received, and the shares of common stock issued to such holders in our public offering:

Participants	Proceeds	Shares of Common Stock
Greater than 5% stockholders
RiverVest Venture Fund IV, L.P. (1)	$1,000,000	125,000

(1)
Dr. O’Donnell, our former President and Chief Executive Officer and a member of the Board, was a managing director at RiverVest Venture Partners and was an affiliate of RiverVest Venture Fund IV, L.P.

Participation in Private Placement

Also in May 2023, we completed a concurrent private placement in which we sold an aggregate of 625,000 shares of common stock at a price of $8.00 per share (the Private Placement). Total net proceeds from the Private Placement, after deducting advisor fees and other estimated fees and expenses, were approximately $4.7 million.

Purchasers in the Private Placement included the following holders of more than 5% of our common stock, or entities affiliated with them (each at the time of the transaction). The following table sets forth the proceeds received, and the shares of common stock issued to such holders in the Private Placement:

Participants	Proceeds	Shares of Common Stock
Greater than 5% stockholders
Abingworth Bioventures 8 LP(1)	$5,000,000	625,000

(1)
Dr. Muralidhar, a member of the Board, was employed as a Managing Partner and Chief Investment Officer at Abingworth LLP, an entity affiliated with Abingworth Bioventures 8.

Indemnification Agreements

Our amended and restated certificate of incorporation contains provisions limiting the liability of directors, and our amended and restated bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted under Delaware law. Our amended and restated certificate of incorporation and amended and restated bylaws also provide the Board with discretion to indemnify our employees and other agents when determined appropriate by the Board. In addition, we have entered into an indemnification agreement with each of our directors and executive officers, which will require us to indemnify them.

Policies and Procedures for Transactions with Related Persons

We maintain a written policy that our executive officers, directors, beneficial owners of more than 5% of any class of our common stock and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related person transaction with us without the approval or ratification of the Board or the Audit Committee. Any request for us to enter into a transaction with an executive officer, director, beneficial owner of more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeds $120,000 (or, if less, 1% of the average of our total assets in a fiscal year) and such person would have a direct or indirect interest, must be presented to the Board or the Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, the Board or the Audit Committee is to consider the material facts of the transaction, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Director Independence

As required under the Nasdaq Listing Rules, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our Board consults with our counsel to ensure that the determinations of our Board are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time. Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and us, our senior management and our independent registered public accounting firm, our Board has affirmatively determined that, with the exception of Messrs. Flesher and Grey, all of the directors are “independent directors” as defined by Rule 5605(a)(2) of the Nasdaq Listing Rules. In making this determination, our Board found that none of these directors (other than Messrs. Flesher and Grey) had a material or other disqualifying relationship with us.

Item 14. Principal Accountant Fees and Services

The following table represents aggregate audit fees by Ernst & Young LLP for the fiscal years ended December 31, 2023 and 2022.

	2023	2022
Audit Fees (1)	$613,412	$571,830
All Other Fees (2)	2,000	2,000
Total Fees	$615,412	$573,830

(1)
Audit fees consist of fees billed for professional services for auditing our annual consolidated financial statements, the review of our interim consolidated financial statements, comfort letters, and assistance with registration statements filed with the SEC. Included in the 2023 audit fees are $135,622 of fees billed in connection with our public offering that closed in May 2023.
(2)
All other fees consist of non-audit fees in connection with access to the Ernst & Young LLP on-line accounting research and disclosures database.

All fees described above were pre-approved by the Audit Committee.

Pre-Approval Policies and Procedures

Pursuant to its charter, the Audit Committee must review and approve, in advance, the scope and plans for the audits and the audit fees and approve in advance (or, where permitted under the rules and regulations of the SEC, subsequently) all non-audit services to be performed by the independent registered public accounting firm that are not otherwise prohibited by law and any associated fees. The Audit Committee may delegate to one or more members of the Audit Committee the authority to pre-approve audit and permissible non-audit services, as long as this pre-approval is presented to the full committee at scheduled meetings.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)
The following documents are filed as part of this Form 10-K/A:
(1)
Financial statements

The financial statements required by Item 15(a) are filed in Item 8 of the Original Form 10-K.

(2)
Financial statement schedules

The financial statement schedules required by Item 15(a) are omitted because they are not applicable, not required or the required information is included in the financial statements or notes thereto as filed in Item 8 of the Original Form 10-K.

(3)
Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of, or furnished with, this Form 10-K/A.

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

Other

21.1		Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-40315), filed with the SEC on March 28, 2024).

23.1

Consent of independent registered public accounting firm (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-40315), filed with the SEC on March 28, 2024).

24.1		Power of Attorney (incorporated by reference to Exhibit 24.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-40315), filed with the SEC on March 28, 2024).

Exhibit Number		Description

26.1		Issuer Purchases of Equity Securities (incorporated by reference to Exhibit 26.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-40315), filed with the SEC on March 28, 2024).

31.1

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-40315), filed with the SEC on March 28, 2024).

31.2

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-40315), filed with the SEC on March 28, 2024).

31.3	*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-40315), filed with the SEC on March 28, 2024).

97.1

Reneo Pharmaceuticals, Inc. Incentive Compensation Repayment Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-40315), filed with the SEC on March 28, 2024).

101. INS	*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed with this Form 10-K/A.

† This certification shall not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

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
April 26, 2024
	By:	/s/ Gregory J. Flesher
Gregory J. Flesher
President & Chief Executive Officer