Form 10-Q
period 2024-03-31
Reneo Pharmaceuticals, Inc.
filed 2024-05-07
CIK 1637715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 3, 2024, there were 33,420,808 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RENEO PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(In thousands, except share and par value data)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,375	$27,632
Short-term investments	62,460	75,331
Prepaid expenses and other current assets	1,092	3,659
Total current assets	83,927	106,622
Property and equipment, net	102	134
Right-of-use assets	546	599
Other non-current assets	64	81
Total assets	$84,639	$107,436
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$676	$8,717
Accrued expenses	1,807	9,129
Operating lease liabilities, current portion	331	331
Total current liabilities	2,814	18,177
Operating lease liabilities, less current portion	576	642
Performance award	7	7
Total liabilities	3,397	18,826
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2024 and December 31, 2023; 33,420,808 shares issued and outstanding at March 31, 2024 and December 31, 2023	3	3
Additional paid-in capital	308,151	307,073
Accumulated deficit	(226,900)	(218,474)
Accumulated other comprehensive (loss) income	(12)	8
Total stockholders’ equity	81,242	88,610
Total liabilities and stockholders’ equity	$84,639	$107,436

The accompanying notes are an integral part of these consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$4,942	$10,991
General and administrative	4,622	5,132
Total operating expenses	9,564	16,123
Loss from operations	(9,564)	(16,123)
Other income	1,138	1,016
Net loss	(8,426)	(15,107)
Unrealized (loss) gain on short-term investments	(20)	55
Comprehensive loss	$(8,446)	$(15,052)
Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.60)
Weighted-average shares used in computing net loss per share, basic and diluted	33,420,808	25,036,410

The accompanying notes are an integral part of these consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances, December 31, 2023	33,420,808	$3	$307,073	$8	$(218,474)	$88,610
Stock based compensation	—	—	1,078	—	—	1,078
Other comprehensive loss	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(8,426)	(8,426)
Balances, March 31, 2024	33,420,808	$3	$308,151	$(12)	$(226,900)	$81,242

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balances, December 31, 2022	24,699,553	$3	$236,693	$(43)	$(136,683)	$99,970
Stock based compensation	—	—	1,157	—	—	1,157
Issuance of common stock in connection with at-the-market facility, net of issuance costs	407,877	—	1,009	—	—	1,009
Other comprehensive income	—	—	—	55	—	55
Net loss	—	—	—	—	(15,107)	(15,107)
Balances, March 31, 2023	25,107,430	$3	$238,859	$12	$(151,790)	$87,084

The accompanying notes are an integral part of these consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(8,426)	$(15,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,078	1,157
Depreciation and amortization	16	41
Amortization/accretion on short-term investments	(906)	(770)
Changes in the fair value of performance award	—	295
Non-cash lease expense	67	120
Loss on disposal of fixed asset	16	3
Changes in operating assets and liabilities:
Prepaid and other assets	2,584	1,952
Accounts payable and accrued expenses	(15,363)	3,398
Operating lease liabilities	(80)	(137)
Net cash used in operating activities	(21,014)	(9,048)
Cash flows from investing activities
Purchases of property and equipment	—	(172)
Purchase of available-for-sale short-term investments	(45,243)	(28,321)
Proceeds from maturities of available-for-sale short-term investments	59,000	47,000
Net cash provided by investing activities	13,757	18,507
Cash flows from financing activities
Proceeds from issuance of common stock under the at-the-market facility, net of offering costs	—	1,009
Net cash provided by financing activities	—	1,009
Net (decrease) increase in cash and cash equivalents	(7,257)	10,468
Cash and cash equivalents, beginning of period	27,632	19,927
Cash and cash equivalents, end of period	$20,375	$30,395

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

Risks and Uncertainties

On December 14, 2023, the Company announced that its pivotal STRIDE study, a global, randomized, double-blind, placebo-controlled Phase 2b trial of mavodelpar in adult patients with primary mitochondria myopathy due to mitochondrial DNA defects, did not meet its primary or secondary efficacy endpoints. As a result, the Company suspended the development activities of its only product candidate, mavodelpar, and implemented cash preservation activities, including substantial workforce reduction. In December 2023 and February 2024, the Company implemented a workforce reduction and recognized approximately $2.5 million and $1.6 million in severance and continuation of benefit expenses, respectively.

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

Liquidity

From its inception in 2014, the Company has incurred significant losses and negative cash flows from operations and expects to continue to incur net losses into the foreseeable future and may never become profitable. As of March 31, 2024, the Company had cash, cash equivalents and short-term investments of $82.8 million to fund future operations. Since inception through March 31, 2024, the Company has funded its operations primarily through the issuance and sale of equity securities. Management has prepared cash flow forecasts which indicate that, based on the Company’s current cash resources available and working capital, the Company will have sufficient resources to fund its operations for at least one year after the date the consolidated financial statements are issued.

Future capital requirements will depend on many factors, including the timing and extent of spending on its operations and there can be no assurance that the Company will be successful in obtaining additional funding, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, and liquidate assets where possible. Any of these actions could negatively impact the Company’s business, results of operations, and future prospects.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The Company has prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information not misleading. The Company recommends that the unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements, have been included in the accompanying unaudited financial statements. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of these consolidated financial statements for the three months ended March 31, 2024 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

3. Net Loss Per Share

The Company computes basic loss per share by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock shares to be issued upon exercise of all outstanding stock options and vesting of restricted stock units were excluded from the diluted net loss per share calculation for the three months ended March 31, 2024 and 2023 because such shares are anti-dilutive.

Historical outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following:

	As of March 31,
	2024	2023
Common stock options outstanding	4,798,794	6,013,345
Unvested restricted stock units	311,500	369,500
Total	5,110,294	6,382,845

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

No assets or liabilities were transferred into or out of their classifications during the three months ended March 31, 2024.

The recurring fair value measurement of the Company’s assets and liabilities measured at fair value at March 31, 2024 consisted of the following (in thousands):

	Quoted Prices in Active Markets For Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents:
Money market investments	$10,902	$—	$—	$10,902
U.S. treasury securities	—	5,975	—	5,975
Short-term investments:
U.S. treasury securities	—	62,439	—	62,439
Total	$10,902	$68,414	$—	$79,316
Liabilities
Performance award	$—	$—	$7	$7
Total	$—	$—	$7	$7

The recurring fair value measurement of the Company’s assets and liabilities measured at fair value at December 31, 2023 consisted of the following (in thousands):

	Quoted Prices in Active Markets For Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents:
Money market investments	$10,983	$—	$—	$10,983
U.S. treasury securities	—	9,928	—	9,928
Short-term investments:
U.S. treasury securities	—	75,331	—	75,331
Total	$10,983	$85,259	$—	$96,242
Liabilities
Performance award	$—	$—	$7	$7
Total	$—	$—	$7	$7

The following table sets forth a summary of changes in the fair value measurements of the Performance Award liability (in thousands):

Performance Award
Balance as of January 1, 2024	$7
Change in fair value	—
Balance as of March 31, 2024	$7

5. Marketable Debt Securities

The Company’s investments in debt securities are carried at fair value and classified as current assets available-for-sale and represent the investment of funds available for current operations. Accretion of bond discount and interest income on marketable securities is included in other income as a separate component of other income (expense) on the statement of operations and comprehensive loss. Unrealized gains and losses on available-for-sale debt securities are included in other comprehensive income or loss, and charged to income or expense in the period when realized. The following tables summarize the gross unrealized gains and losses of the Company’s available-for-sale securities (in thousands):

	As of March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. treasury securities	$62,451	$—	$(12)	$62,439
Total	$62,451	$—	$(12)	$62,439

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. treasury securities	$75,324	$8	$(1)	$75,331
Total	$75,324	$8	$(1)	$75,331

As of March 31, 2024, the Company considered the unrealized losses in its investment portfolio to be temporary in nature and not due to credit losses. The Company has the intent and ability to hold such investments until their recovery at fair value. The Company did not have any realized gains or losses in its available for sale securities during the three months ended March 31, 2024 and 2023.

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of March 31, 2024	As of December 31, 2023
Accrued clinical and regulatory	$190	$3,661
Accrued contract manufacturing cost	1	1,100
Accrued compensation*	1,170	3,948
Accrued other	446	420
Total accrued expenses	$1,807	$9,129

*Accrued compensation includes severance costs.

7. Leases

The Company’s headquarters are located in Irvine, California, where it leases office space under a lease agreement that expires in November 2026. The Company leases additional office space located in Sandwich, United Kingdom under a lease agreement that expires in October 2027, with an option to early terminate in October 2025 with no termination fee. In January 2024, the Company exercised its early termination option.

Other information related to the Company’s operating leases as of the balance sheet dates presented are as follows:

	As of March 31,
	2024	2023
Weighted incremental borrowing rate	5%	5%
Weighted average remaining lease term (in years)	2.5	3.8
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$96	$142
Lease expense (in thousands)	$83	$120

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

As of March 31, 2024
2024 (remaining nine months)	$293
2025	371
2026	285
Total lease payments	949
Less: Imputed interest	(42)
Present value of lease liabilities	$907

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

Under the 2014 Plan, certain employees were granted the ability to early exercise their options. The shares of common stock issued pursuant to the early exercise of unvested stock options are restricted and continue to vest over the requisite service period after issuance. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. As of March 31, 2024, there were no unvested shares of common stock outstanding that were issued pursuant to the early exercise of stock options.

Shares Reserved for Future Issuance

As of March 31, 2024, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Common stock options outstanding	4,798,794
Unvested restricted stock units	311,500
Available for future grants under the 2021 Equity Incentive Plan	4,296,163
Available for future grants under the 2021 Employee Stock Purchase Plan	780,098
Total shares of common stock reserved	10,186,555

Stock Options

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2024 is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	5,301,254	$4.76	6.9	$—
Forfeited/Expired	(502,460)	$4.85
Outstanding at March 31, 2024	4,798,794	$4.75	6.9	$—
Vested at March 31, 2024	3,105,675	$4.90	6.4	$—
Exercisable at March 31, 2024	3,369,189	$4.90	6.4	$—

Options exercisable at March 31, 2024 include vested options and options eligible for early exercise. All outstanding options as of March 31, 2024 are expected to vest.

Unrecognized stock-based compensation expense as of March 31, 2024 was $4.4 million, which is expected to be recognized over a weighted-average vesting term of 1.8 years.

The Company estimates stock awards fair value on the date of grant using the Black-Scholes valuation, with the vesting being subject to service requirements. The Company accounts for forfeitures when they occur. The Company did not grant any stock options during the three months ended March 31, 2024. The fair value of the options granted during the three months ended March 31, 2023 were estimated at the date of grant with the following assumptions: risk-free interest rate of 3.9%, expected volatility of 85.1%, expected life of 6.1 years, and expected dividend yield of 0%.

Risk-free interest rate. The Company bases the risk-free interest rate assumption on the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.

Expected volatility. The expected volatility assumption was based on the volatilities of a peer group of similar companies whose share prices are publicly available and the Company’s own stock. The peer group was developed based on companies in the biotechnology industry.

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

Restricted Stock Units (RSUs)

RSUs consist of time-based units (TSUs), performance-based units (PSUs) and market-based units (MSUs). The following table summarizes RSU activities during the three months ended March 31, 2024:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	326,500	$5.90
Cancelled	(15,000)	$6.98
Unvested at March 31, 2024	311,500	$5.85

Time-Based Units

TSUs typically vest over four years, with 25% vesting on the one-year anniversary of the employee’s hire date and the remainder vesting monthly or quarterly over the following three years subject to the employee’s continued employment with the Company through the vesting dates. The fair value of the awards was based on the value of the Company’s common stock at the grant date of the award and expense is recognized on a straight-line basis. The Company had 57,000 unvested shares underlying TSUs as of March 31, 2024. The stock-based compensation expense related to such TSUs for the three months ended March 31, 2024 was immaterial. Unrecognized stock-based compensation expense as of March 31, 2024 was $0.3 million, which is expected to be recognized over a weighted-average vesting term of 3.4 years.

Performance-Based Units

The vesting of the PSUs is based on the Company achieving certain regulatory milestones and is subject to the employee’s continued employment with the Company through the achievement date. The fair value of the awards was based on the value of the Company’s common stock at the grant date of the award and expense recognition is based on the probability of achieving the performance conditions. Stock-based compensation expense is adjusted in future periods for subsequent changes in the expected outcome of the performance conditions. The Company had 134,500 unvested shares underlying PSUs as of March 31, 2024. The Company concluded that achievement of the performance conditions was not probable as of March 31, 2024 and 2023, and therefore no stock-based compensation expense was recognized for the three months ended March 31, 2024 and 2023 in connection with the PSUs. As of March 31, 2024, there was $1.1 million of unrecognized stock-based compensation expense related to PSUs that were deemed not probable of vesting.

Market-Based Units

The vesting of the MSUs is based on the Company’s closing stock price trading above $20 per share for 30 consecutive trading days subject to the employee’s continued employment with the Company through the date of achievement. The share price of the Company’s common stock on the date of issuance of the MSUs was $2.78 per share. The fair value was based on Monte Carlo simulation model on the grant date. Stock-based compensation expense is recognized over the derived service period of approximately 3 years. The Company had 120,000 unvested shares underlying MSUs as of March 31, 2024. Stock-based compensation expense related to the MSUs during the three months ended March 31, 2024 and 2023 was immaterial. As of March 31, 2024, unrecognized stock-based compensation expense related to the MSUs was immaterial.

Performance Award

In connection with the CEO’s employment agreement, he is entitled to receive a Performance Award in the amount of $7.5 million, payable in cash, common stock or a combination of cash and common stock, at the election of the Company, in the event that (i) the Company’s market value exceeds $750.0 million utilizing the volume-weighted average of the closing sale price of its common stock on the Nasdaq Stock Market or other principal exchange for each of the 30 trading days immediately prior to the measurement date, or (ii) the fair market value of the net proceeds available for distribution to the Company’s stockholders in connection with a change in control as defined in the Company’s severance benefit plan, as determined in good faith by its Board of

Directors, exceeds $750.0 million. The Company has determined that the Performance Award is subject to ASC 718, Compensation – Stock Compensation and includes both market and performance conditions. Since the Company’s initial public offering (IPO), neither of the events have yet been satisfied. The Company estimated the fair value of the Performance Award at each reporting period using the Monte Carlo simulation (Note 4), which is recognized as stock-based compensation expense over the derived service period. For the three months ended March 31, 2024, stock-based compensation expense was immaterial. For the three months ended March 31, 2023, the Company recognized approximately $0.3 million in stock-based compensation expense as a direct result of the increased value of the Performance Award primarily caused by the increase in the Company’s common stock price.

2021 Employee Stock Purchase Plan

In March 2021, the Company’s Board of Directors adopted the Company’s 2021 Employee Stock Purchase Plan (ESPP), which became effective immediately prior to the execution of the underwriting agreement in connection with the Company’s IPO. As of March 31, 2024, 288,466 shares have been issued under the ESPP.

In September 2021, the compensation committee of the Company’s Board of Directors (Compensation Committee) adopted the Company’s 2021 UK Sharesave Sub-plan (SAYE). An allocation of 25,875 shares of common stock from the ESPP reserve pool was approved and reserved for issuance under the SAYE. The Compensation Committee terminated the SAYE in January 2024 and the reserved shares were returned to the ESPP reserve pool. No shares were issued under the SAYE prior to its termination.

The stock-based compensation expense related to the ESPP and the SAYE for the three months ended March 31, 2024 and 2023, was immaterial.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense, including expense associated with options, TSUs, MSUs and award modifications for unvested options, reflected in the consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$253	$473
General and administrative	825	684
Total	$1,078	$1,157

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

Upon the achievement of certain pre-specified development and regulatory milestones, the Company is also required to pay vTv Therapeutics milestone payments totaling up to $64.5 million. The Company is also required to pay vTv Therapeutics up to $30.0 million in total sales-based milestones upon achievement of certain sales thresholds of the licensed product. As of March 31, 2024, the Company has paid an aggregate of $2.0 million in development and regulatory milestone payments. In addition, the Company is obligated to make royalty payments to vTv Therapeutics at mid-single digit to low teen percentage royalty rates, based on tiers of annual net sales of licensed products, subject to certain customary reductions. There were no milestone payments achieved or recorded for the three months ended March 31, 2024 and 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023. Unless otherwise indicated, all references in this Quarterly Report on Form 10-Q to “Reneo,” the “company,” “we,” “our,” “us” or similar terms refer to Reneo Pharmaceuticals, Inc. and its subsidiary.

Forward-Looking Statements

In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “project,” “positioned,” “potential,” “seek,” “should,” “target,” “will,” “would” or the negative of these terms or other similar expressions.

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

Overview

Reneo is a pharmaceutical company historically focused on the development and commercialization of therapies for patients with rare genetic mitochondrial diseases, which are often associated with the inability of mitochondria to produce adenosine triphosphate. Our only product candidate, mavodelpar, is a potent and selective agonist of the peroxisome proliferator-activated receptor delta (PPARδ). Mavodelpar has been shown to increase transcription of genes involved in mitochondrial function and increase fatty acid oxidation , and may increase production of new mitochondria.

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

In January 2024, our Board of Directors retained an independent financial advisor to initiate a formal process to evaluate potential strategic alternatives focused on maximizing stockholder value, including, but not limited to, a merger, sale, other business combination, a strategic partnership with one or more parties, or the licensing, sale or divestiture of our assets. Our Board of Directors, in consultation with our independent financial and legal advisors, is evaluating a number of strategic alternatives. If we do not successfully consummate a transaction with a strategic alternative, our Board of Directors may decide to pursue a dissolution and liquidation of our company. We are no longer pursuing further clinical development of mavodelpar at this time. The disclosures throughout this Quarterly Report on Form 10-Q include discussion regarding our historical operations along with potential risks that could arise if we or a third party pursue further research, development or clinical trials in the future. Our evaluation of potential strategic alternatives entails numerous significant risks and uncertainties, including those set forth in Part II, Item 1A under the heading “Risk Factors” of this Quarterly Report on Form 10-Q.

History of Mavodelpar Clinical Trials Overview

The following table summarizes our historical clinical trials.

Study	Design	Subjects	Dose	Duration	NCT Study Number
1	Phase 1 RDBPC†	Healthy	25-250 mg	Single-dose	-
2	Phase 1 RDBPC†	Obese (dyslipidemic)	50-200 mg	14 days	-
3	Phase 1 RDBPC† (leg immobilization)	Healthy	200 mg	28 days	-
4	Open-label Phase 1b	PMM (mtDNA)	100 mg	12 weeks (+36 weeks)	NCT03862846
5	Open-label Phase 1b	McArdle Disease	100 mg	12 weeks	NCT04226274
6	Open-label Phase 1b	LC-FAOD* (nDNA)^	100 mg	12 weeks	NCT03833128
7	RDBPC† Phase 2b (STRIDE)	PMM (mtDNA)	100 mg	24 weeks	NCT04535609
8	Open-label safety (STRIDE AHEAD)	PMM (mtDNA + nDNA)	100 mg	2 years	NCT05267574

† randomized double-blind placebo-controlled clinical trial

* long-chain fatty acid oxidation disorder

^ nuclear DNA

License Agreement

In December 2017, we entered into a License Agreement (vTv License Agreement) with vTv Therapeutics LLC (vTv Therapeutics), under which we obtained an exclusive, worldwide, sublicensable license under certain vTv Therapeutics intellectual property to develop, manufacture and commercialize PPARδ agonists and products containing such PPARδ agonists, including mavodelpar, for any therapeutic, prophylactic or diagnostic application in humans. Since we have suspended all development activity related to mavodelpar, we are not currently performing any development efforts under the vTv License Agreement.

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

Upon the achievement of certain pre-specified development and regulatory milestones, we are also required to pay vTv Therapeutics milestone payments totaling up to $64.5 million. We are also required to pay vTv Therapeutics up to $30.0 million in total sales-based milestones upon achievement of certain sales thresholds of the licensed product. As of March 31, 2024, we have paid an aggregate of $2.0 million in development and regulatory milestone payments. In addition, we are obligated to make tiered royalty payments to vTv Therapeutics at mid-single digit to low teen percentage royalty rates, based on tiers of annual net sales of licensed products, subject to certain customary reductions. There were no milestone payments achieved or recorded for the three months ended March 31, 2024 and 2023.

Although we have suspended development activities related to mavodelpar, we continue to maintain and prosecute mavodelpar intellectual property.

Components of Our Results of Operations

Operating Expenses

Research and Development Expenses

Research and development expenses primarily relate to preclinical and clinical development of mavodelpar. Research and development expenses include:

•
personnel expenses, including severance payments, salaries, benefits, and stock-based compensation expense;
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

The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023 (unaudited and in thousands):

	Three Months Ended March 31,
	2024	2023
Clinical and regulatory	$3,578	$6,057
Contract manufacturing cost	34	2,028
Nonclinical	439	1,244
Medical affairs	568	1,018
Research and development-other expense	323	644
Total	$4,942	$10,991

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel expenses, including severance payments, salaries, benefits, and stock-based compensation expenses for personnel in executive, finance and administrative functions. General and administrative expenses also include professional fees for accounting, legal, and commercial development, insurance and corporate facility costs not otherwise included in research and development expenses. We expect our general and administrative expenses to decrease for the foreseeable future as a result of our cash preservation activities.

Other Income

Other income consists of interest income on our cash, cash equivalents and short-term investments.

Results of Operations

Comparison of Three Months Ended March 31, 2024 and 2023 (Unaudited)

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (unaudited and in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Operating expenses:
Research and development	$4,942	$10,991	$(6,049)
General and administrative	4,622	5,132	(510)
Total operating expenses	9,564	16,123	(6,559)
Loss from operations	(9,564)	(16,123)	6,559
Other income	1,138	1,016	122
Net loss	$(8,426)	$(15,107)	$6,681

Operating Expenses

Research and Development Expenses

Research and development expenses decreased by $6.0 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This decrease was primarily due to the suspension of development activities for mavodelpar and cash preservation activities, including workforce reductions in December 2023 and February 2024.

General and Administrative Expenses

General and administrative expenses decreased by $0.5 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This decrease was primarily due to the workforce reductions in December 2023 and February 2024.

Other Income

The increase in other income for the three months ended March 31, 2024, compared to the three months ended March 31, 2023 relates to higher interest income attributable to increasing interest rates during 2024.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities. We have not generated any revenue from the sale of any products. As of March 31, 2024, we had available cash, cash equivalents and short-term investments of approximately $82.8 million.

In November 2023, we entered into an at-the-market equity offering sales agreement (Sales Agreement) with Leerink Partners LLC (Leerink) under which we may offer and sell, from time to time, at our sole discretion, up to $100.0 million in shares of our common stock (2023 ATM Facility). As of March 31, 2024, we had not sold any shares of our common stock under the 2023 ATM Facility. Effective as of April 8, 2024, we terminated the Sales Agreement.

Funding Requirements

From our inception in 2014, we have incurred significant losses and negative cash flows from operations. As of March 31, 2024, we had an accumulated deficit of $226.9 million. For the three months ended March 31, 2024, we had a net loss of $8.4 million and we used $21.0 million of cash in operating activities during the three months ended March 31, 2024.

We may incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, pursuing and evaluating potential strategic alternatives for the Company. We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to meet our cash requirements through at least the next 12 months. We are subject to all the risks related to the development and commercialization of any future product candidates, including those discussed in the section titled “Risk Factors” under Part II, Item 1A below.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023 (unaudited and in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(21,014)	$(9,048)
Net cash provided by investing activities	13,757	18,507
Net cash provided by financing activities	—	1,009
Net (decrease) increase in cash and cash equivalents	$(7,257)	$10,468

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $21.0 million, consisting primarily of our net loss of $8.4 million adjusted for non-cash items of $0.3 million primarily due to $1.1 million of stock-based compensation expense and $0.1 million in non-cash lease expense, offset by $0.9 million of amortization/accretion on short-term investments and a $12.9 million net change in operating assets and liabilities. The change in our net operating assets and liabilities was primarily due to a decrease in prepaid and other current assets of $2.6 million, offset by a decrease in accounts payable and accrued expenses of $15.4 million due to timing of payments.

Net cash used in operating activities for the three months ended March 31, 2023 was $9.0 million, consisting primarily of our net loss of $15.1 million adjusted for non-cash items of $0.8 million primarily due to $1.2 million of stock-based compensation expense offset by $0.8 million of amortization/accretion on short-term investments and a $5.2 million net change in operating assets and liabilities. The change in our net operating assets and liabilities was primarily due to a decrease in prepaid and other current assets of $2.0 million and an increase in accounts payable and accrued expenses of $3.4 million primarily due to timing of receipt of invoices.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2024 and 2023 was $13.8 million and $18.5 million, respectively, consisting primarily of the net proceeds from maturities of available-for-sale short-term investments.

Financing Activities

There were no cash flows from financing activities for the three months ended March 31, 2024.

Net cash provided by financing activities for the three months ended March 31, 2023 was primarily from issuance of common stock under the at-the-market facility, net of offering costs.

Material Cash Requirements

The discussion below summarizes our significant contractual obligations and commitments as of March 31, 2024.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023, and the notes to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2024, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our principal executive officer and our principal financial officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RISK FACTORS

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the risks described below could harm our business, financial condition, results of operations, growth prospects, and/or stock price or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect changes from the similarly titled risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Risks Related to Our Business and Industry

We have incurred significant net losses since our inception in 2014 and anticipate that we will continue to incur net losses for the foreseeable future.*

We are a pharmaceutical company founded in 2014. Prior to the recent suspension of our development activities for mavodelpar announced on December 14, 2023, our operations focused primarily on raising capital, establishing and protecting our intellectual property portfolio, organizing and staffing our company, business planning, and conducting preclinical and clinical development of, and manufacturing development for, our only product candidate, mavodelpar. As an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product, or conduct sales and marketing activities necessary for successful commercialization. Further, we have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical area. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing pharmaceutical products.

Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant net losses since our inception. We may never generate any revenue. For the three months ended March 31, 2024 and 2023, we reported a net loss of $8.4 million and $15.1 million, respectively. As of March 31, 2024, we had an accumulated deficit of $226.9 million.

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

If we pursue further development of any other product candidates, we will need substantial additional capital to develop and commercialize such product candidates and implement any such operating plan. If we fail to raise additional capital, we may be unable to begin or forced to delay, reduce or eliminate any product development programs or commercialization efforts.*

Our operations have consumed substantial amounts of cash since our inception. In December 2023, we suspended the development activities of our only product candidate, mavodelpar, and implemented cash preservation activities, including substantial workforce reductions. However, if we pursue further development of any future product candidates, we will require significant additional amounts of capital in order to prepare for commercialization, and, if approved, to launch and commercialize such product candidates. As of March 31, 2024, we had cash, cash equivalents and short-term investments of $82.8 million. Based on our current operating plan, we believe that our cash, cash equivalents and short-term investments as of March 31, 2024 will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future capital requirements will depend on many factors, including:

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
•
acceptance by the U.S. Food and Drug Administration (FDA) and European Medicines Agency (EMA) of data from such future clinical trials;
•
demonstration of a positive risk/benefit profile for such product candidate in the relevant patient population, to the satisfaction of applicable regulatory authorities;
•
meeting chemistry, manufacturing and controls (CMC) requirements and passing applicable good manufacturing practice inspections;

•
the outcome, timing, and cost of meeting regulatory requirements established by the FDA, EMA, and other comparable foreign regulatory authorities;
•
receipt of marketing approvals from applicable regulatory authorities, including one or more new drug application (NDA) from the FDA and marketing authorizations from the European Commission (based on the opinion of the Committee for Medicinal Products for Human Use (CHMP) of the EMA, and maintaining such approvals);
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

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with the use of any product candidates. We are not currently pursuing further clinical development of our only product candidate, mavodelpar. However, if we or a third party decides to pursue further development of mavodelpar or any future product candidates, results of such clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by such product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. If drug-related serious adverse events are observed, such trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval for such product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition, results of operations and prospects significantly.

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

As with the FDA, obtaining a Marketing Authorization Application, issued by the European Commission, based on the opinion of the CHMP of the EMA, is a similarly lengthy and expensive process. Regulatory authorities in jurisdictions outside of the United States and the European Union (EU) also have requirements for approval for product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of any product candidates in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of any product candidates will be harmed, which would adversely affect our business, prospects, financial condition, and results of operations.

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

We are not currently pursuing further clinical development of our only product candidate, mavodelpar. However, if we or a third party decides to pursue further development of mavodelpar or any future product candidates, any regulatory approvals received may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including post-market studies or clinical trials, and surveillance to monitor safety and effectiveness. The FDA may also require us to adopt a risk evaluation and mitigation strategy (REMS) to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to health care practitioners, patient education, extensive patient monitoring, or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. We or our collaborators may also be required to adopt a REMS or engage in similar actions, such as patient education, certification of health care professionals, or specific monitoring, if we or others later identify undesirable side effects caused by any product that we develop alone or with collaborators.

In addition, if the FDA or a comparable foreign regulatory authority approves a product candidate, the manufacturing, quality control, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export, and recordkeeping for the approved product will be subject to extensive and ongoing regulatory requirements. The FDA and comparable foreign regulatory authorities also require submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practice (cGMP) requirements and GCP for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product candidate, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Recently enacted legislation, future legislation and healthcare reform measures may increase the difficulty and cost for us to obtain marketing approval for and commercialize any product candidates and may affect the prices we may set.*

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, including cost-containment measures that may reduce or limit coverage and reimbursement for newly approved drugs and affect our ability to profitably sell any product candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare.

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

Additionally, the American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain high-cost, single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

At the state level, individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition, and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

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

We (and the third parties with whom we work) are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, industry standards, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations (or such failure by the third parties with whom we work) could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.*

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data (collectively, sensitive data). Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations, relating to data privacy and security.

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

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties with whom we work.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; and orders to destroy or not use personal data.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire (if at all). See Note 11, Income Taxes of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion.

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

Intellectual property rights are uncertain and do not necessarily address all potential threats to our competitive advantage.*

The degree of future protection for our proprietary rights is uncertain and may only afford limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. If we do not adequately protect our intellectual property and proprietary technology, competitors may be able to erode or negate any competitive advantage we may have, which could have a material adverse effect on our financial condition and results of operations. For example:

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

With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our future licensors, and the patent examiners are unaware during prosecution. There is also no assurance that there is not prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim in our patents and patent applications or the patents and patent applications of our future licensors, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection we need for our development programs and competitive position. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations and prospects.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2024, there were 33,420,808 shares of our common stock outstanding.

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

If our information technology systems, or those of third parties with whom we work, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.*

In the ordinary course of our business, we and the third parties with whom we work process sensitive data, and, as a result, we and the third parties with whom we work face a variety of evolving threats that could cause security incidents.

Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services. We are not currently pursuing further clinical development of our only product candidate, mavodelpar. If we resume such development or pursue development of other product candidates, any loss of clinical trial data from completed or ongoing clinical trials could result in delays in, or cancellations of any regulatory approval or clearance efforts and significantly increase our costs to recover or reproduce the data, and subsequently commercialize any of our products. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy.

We and the third-parties with whom we work are subject to a variety of evolving threats including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial of service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats.

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

In addition, our reliance on third-party service providers could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third-party service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, and other functions. We also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our products.

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect, mitigate, and remediate vulnerabilities in our systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we, and the third parties with whom we work, may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to implement other requirements, such as providing credit monitoring. Such disclosures and compliance with such requirements are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences.

If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our products or services, deter new customers from using our products or services, the development and commercialization of any product candidates could be delayed, and negatively impact our ability to grow and operate our business. Likewise, we rely on third parties to conduct clinical trials, and similar incidents relating to their information technology systems or data could also have a material adverse effect on our business.

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

As of March 31, 2024, we have used approximately $66.6 million of the net proceeds from our IPO. We have invested the remaining net proceeds in highly liquid money market funds and short-term investments. The remaining net proceeds from the IPO will be used to fund our operations. None of the offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

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

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Date: May 7, 2024

RENEO PHARMACEUTICALS, INC.

By:	/s/ Gregory J. Flesher
Name:	Gregory J. Flesher
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jennifer P. Lam
Name:	Jennifer P. Lam
Title:	Senior Vice President, Finance and Administration
(Principal Financial and Accounting Officer)