Form 10-Q
period 2024-06-30
Reneo Pharmaceuticals, Inc.
filed 2024-08-13
CIK 1637715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 9, 2024, there were 33,428,808 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RENEO PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(In thousands, except share and par value data)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,970	$27,632
Short-term investments	40,704	75,331
Prepaid expenses and other current assets	1,316	3,659
Total current assets	77,990	106,622
Property and equipment, net	81	134
Right-of-use assets	493	599
Other non-current assets	153	81
Total assets	$78,717	$107,436
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$64	$8,717
Accrued expenses	953	9,129
Operating lease liabilities, current portion	331	331
Total current liabilities	1,348	18,177
Operating lease liabilities, less current portion	492	642
Performance award	8	7
Total liabilities	1,848	18,826
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2024 and December 31, 2023; 33,420,808 shares issued and outstanding at June 30, 2024 and December 31, 2023	3	3
Additional paid-in capital	309,140	307,073
Accumulated deficit	(232,261)	(218,474)
Accumulated other comprehensive (loss) income	(13)	8
Total stockholders’ equity	76,869	88,610
Total liabilities and stockholders’ equity	$78,717	$107,436

The accompanying notes are an integral part of these consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$590	$14,400	$5,533	$25,389
General and administrative	5,774	6,639	10,396	11,771
Total operating expenses	6,364	21,039	15,929	37,160
Loss from operations	(6,364)	(21,039)	(15,929)	(37,160)
Other income	1,003	1,508	2,142	2,522
Net loss	(5,361)	(19,531)	(13,787)	(34,638)
Unrealized (loss) gain on short-term investments	(1)	(43)	(21)	12
Comprehensive loss	$(5,362)	$(19,574)	$(13,808)	$(34,626)
Net loss per share attributable to common stockholders, basic and diluted	$(0.16)	$(0.65)	$(0.41)	$(1.25)
Weighted-average shares used in computing net loss per share, basic and diluted	33,420,808	30,215,321	33,420,808	27,640,172

The accompanying notes are an integral part of these consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances, December 31, 2023	33,420,808	$3	$307,073	$8	$(218,474)	$88,610
Stock based compensation	—	—	1,078	—	—	1,078
Other comprehensive loss	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(8,426)	(8,426)
Balances, March 31, 2024	33,420,808	$3	$308,151	$(12)	$(226,900)	$81,242
Stock based compensation	—	—	989	—	—	989
Other comprehensive loss	—	—	—	(1)		(1)
Net loss	—	—	—	—	(5,361)	(5,361)
Balances, June 30, 2024	33,420,808	$3	$309,140	$(13)	$(232,261)	$76,869

RENEO PHARMACEUTICALS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balances, December 31, 2022	24,699,553	$3	$236,693	$(43)	$(136,683)	$99,970
Stock based compensation	—	—	1,157	—	—	1,157
Issuance of common stock in connection with at-the-market facility, net of issuance costs	407,877	—	1,009	—	—	1,009
Other comprehensive income	—	—	—	55	—	55
Net loss	—	—	—	—	(15,107)	(15,107)
Balances, March 31, 2023	25,107,430	$3	$238,859	$12	$(151,790)	$87,084
Issuance of common stock in public offering, net of offering costs	7,906,250	—	58,862	—	—	58,862
Issuance of common stock in private placement, net of offering costs	625,000		4,667			4,667
Stock based compensation	—	—	1,207	—	—	1,207
Issuance of common stock in connection with equity plans	162,108		282			282
Other comprehensive loss	—	—	—	(43)	—	(43)
Net loss	—	—	—	—	(19,531)	(19,531)
Balances, June 30, 2023	33,800,788	$3	$303,877	$(31)	$(171,321)	$132,528

The accompanying notes are an integral part of these consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(13,787)	$(34,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,067	2,364
Depreciation and amortization	28	83
Amortization/accretion on short-term investments	(1,644)	(2,011)
Changes in the fair value of performance award	1	847
Non-cash lease expense	129	241
Loss on disposal of fixed asset	27	3
Changes in operating assets and liabilities:
Prepaid and other assets	2,360	1,542
Accounts payable and accrued expenses	(16,829)	6,690
Operating lease liabilities	(173)	(283)
Net cash used in operating activities	(27,821)	(25,162)
Cash flows from investing activities
Purchases of property and equipment	(2)	(177)
Purchase of available-for-sale short-term investments	(67,750)	(132,327)
Proceeds from maturities of available-for-sale short-term investments	104,000	82,000
Net cash provided by (used in) investing activities	36,248	(50,504)
Cash flows from financing activities
Payments of deferred costs in connection with private placement transaction	(89)	—
Proceeds from public offering of common stock, net of offering costs	—	58,862
Proceeds from private placement of common stock, net of offering costs	—	4,667
Proceeds from issuance of common stock under the at-the-market facility, net of offering costs	—	1,009
Proceeds from issuance of common stock in connection with equity plans	—	282
Net cash (used in) provided by financing activities	(89)	64,820
Net increase (decrease) in cash and cash equivalents	8,338	(10,846)
Cash and cash equivalents, beginning of period	27,632	19,927
Cash and cash equivalents, end of period	$35,970	$9,081
Noncash investing and financing activities:
Property and equipment in accounts payable	$—	$10

The accompanying notes are an integral part of these consolidated financial statements.

RENEO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization and Business

Organization

Reneo Pharmaceuticals, Inc. (Reneo or the Company) is a pharmaceutical company historically focused on the development and commercialization of therapies for patients with rare genetic mitochondrial diseases, which are often associated with the inability of mitochondria to produce adenosine triphosphate. The Company’s only product candidate, mavodelpar, is a potent and selective agonist of the peroxisome proliferator-activated receptor delta (PPARδ). Mavodelpar has been shown to increase transcription of genes involved in mitochondrial function and increase fatty acid oxidation , and may increase production of new mitochondria.

On December 14, 2023, the Company announced that its pivotal STRIDE study, a global, randomized, double-blind, placebo-controlled Phase 2b trial of mavodelpar in adult patients with primary mitochondria myopathy due to mitochondrial DNA defects, did not meet its primary or secondary efficacy endpoints. As a result, the Company suspended the development activities for mavodelpar and implemented cash preservation activities, including a substantial workforce reduction. The Company implemented a reduction in workforce in December 2023 and February 2024, and currently has eight full-time employees remaining.

In January 2024, the Company’s Board of Directors retained an independent financial advisor to initiate a formal process to evaluate potential strategic alternatives focused on maximizing stockholder value, including, but not limited to, a merger, sale, other business combination, a strategic partnership with one or more parties, or the licensing, sale or divestiture of its assets. The Company is no longer pursuing further clinical development of mavodelpar at this time.

On May 10, 2024, the Company entered into an Agreement and Plan of Merger (Merger Agreement and the transactions contemplated thereby, Proposed Transactions) with Radiate Merger Sub I, Inc., a Delaware corporation and its direct, wholly owned subsidiary (Merger Sub I), Radiate Merger Sub II, LLC, a Delaware limited liability company and its direct, wholly owned subsidiary (Merger Sub II), and OnKure, Inc., a Delaware corporation (OnKure), pursuant to which, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, (a) Merger Sub I will merge with and into OnKure (the First Merger), with Merger Sub I ceasing to exist and OnKure surviving the First Merger as its wholly owned subsidiary (Reneo following the First Merger, NewCo), and (b) as promptly as practicable following the First Merger, OnKure, as the surviving corporation of the First Merger, will merge with and into Merger Sub II, with OnKure ceasing to exist and Merger Sub II surviving the Second Merger as a wholly owned subsidiary of NewCo (the Second Merger, and together with the First Merger, the Mergers). At the effective time of the First Merger (the First Effective Time) and upon filing of an amendment to the Company’s amended and restated certificate of incorporation to reclassify its common stock, each share of the Company’s common stock existing and outstanding immediately prior thereto will be recapitalized and remain outstanding as a share of NewCo Class A common stock without any conversion or exchange thereof, subject to a proposed reverse stock split of all of the shares of the Company’s common stock outstanding at the time of effectiveness thereof by a ratio to be determined by OnKure subject to the Company’s approval (the Reverse Stock Split). Upon the First Effective Time, all shares of OnKure capital stock outstanding immediately prior to the First Effective Time, after giving effect to an assumed common stock exchange ratio of 0.24482 and an assumed preferred stock exchange ratio of 1.50062, will be converted into the right to receive approximately 76,958,781 shares of NewCo common stock in the aggregate, which is subject to adjustment as set forth in the Merger Agreement.

In connection with the Mergers, on May 10, 2024, the Company concurrently entered into a Subscription Agreement with certain existing OnKure stockholders and new investors (collectively, PIPE Investors) pursuant to which, among other things, the Company agreed to issue to the PIPE Investors shares of NewCo Class A common stock concurrently with the Mergers in a private placement transaction for an aggregate purchase price of $65.0 million, which amount may be increased to up to $85.0 million through additional subscriptions from additional

PIPE Investors (the Concurrent PIPE Investments). The closing of the Concurrent PIPE Investments is conditioned upon the satisfaction or waiver of the conditions to the closing of the Mergers and the substantially concurrent closing of the Mergers, as well as certain other conditions.

Immediately after the Mergers, pre-Mergers OnKure stockholders are expected to own approximately 69.4% of NewCo on a fully-diluted basis and pre-Mergers Reneo stockholders are expected to own approximately 30.6% of NewCo on a fully-diluted basis. Following the completion of the Concurrent PIPE Investments, assuming a subscription amount of (a) $65.0 million, pre-Mergers OnKure stockholders are expected to own approximately 54.8% of NewCo on a fully-diluted basis, pre-Mergers Reneo stockholders are expected to own approximately 24.2% of NewCo on a fully-diluted basis, and the PIPE Investors are expected to own approximately 21.0% of NewCo on a fully-diluted basis, and (b) $85.0 million, pre-Mergers OnKure stockholders are expected to own approximately 51.5% of NewCo on a fully-diluted basis, pre-Mergers Reneo stockholders are expected to own approximately 22.7% of NewCo on a fully-diluted basis, and the PIPE Investors are expected to own approximately 25.8% of NewCo on a fully-diluted basis. The exchange ratios, and related pro forma ownership, will be adjusted (i) to account for the effect of the proposed Reverse Stock Split and (ii) to the extent that Reneo’s net cash as of the close of business on the business day immediately preceding the closing date of the Mergers is less than $59.0 million or greater than $61.0 million (resulting in pre-Mergers Reneo stockholders owning less or more of NewCo, respectively). The expected relative ownership percentages of pre-Mergers OnKure stockholders and pre-Mergers Reneo stockholders of NewCo are calculated using the treasury stock method, as described in the Merger Agreement.

The Mergers, which have been approved by the Company’s Board of Directors and the board of directors of OnKure, are expected to close in the second half of 2024, subject to the satisfaction or waiver of certain closing conditions, including the approval of the Company’s stockholders. Certain stockholders of Reneo holding approximately 28.2% of the outstanding shares of its common stock entered into support agreements with Reneo and OnKure to vote all of their shares of the Company’s common stock in favor of the Mergers, subject to the terms of the support agreements. Although the Company has entered into the Merger Agreement and intends to consummate the proposed Mergers, there is no assurance that the Company will be able to successfully consummate the proposed Mergers on a timely basis, or at all. If, for any reason, the proposed Mergers are not completed, the Company will reconsider its strategic alternatives and could pursue another strategic transaction similar to the proposed Mergers, potential collaborative, partnering or other strategic arrangements for the Company’s assets, including a license, sale or divestiture of its assets, or liquidate and distribute available cash.

Liquidity

From its inception in 2014, the Company has incurred significant losses and negative cash flows from operations and expects to continue to incur net losses into the foreseeable future and may never become profitable. As of June 30, 2024, the Company had cash, cash equivalents and short-term investments of $76.7 million , which the Company believes will be sufficient to fund the Company’s current operating plan for at least the next 12 months from the date of issuance of these unaudited condensed financial statements.

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

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of these consolidated financial statements for the six months ended June 30, 2024 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

3. Net Loss Per Share

The Company computes basic loss per share by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock shares to be issued upon exercise of all outstanding stock options and vesting of restricted stock units were excluded from the diluted net loss per share calculation for the three and six months ended June 30, 2024 and 2023 because such shares are anti-dilutive.

Historical outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following:

	As of June 30,
	2024	2023
Common stock options outstanding	4,671,290	6,001,185
Unvested restricted stock units	311,500	364,500
Total	4,982,790	6,365,685

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

No assets or liabilities were transferred into or out of their classifications during the six months ended June 30, 2024.

The recurring fair value measurement of the Company’s assets and liabilities measured at fair value at June 30, 2024 consisted of the following (in thousands):

	Quoted Prices in Active Markets For Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents:
Money market investments	$21,717	$—	$—	$21,717
U.S. treasury securities	—	12,934	—	12,934
Short-term investments:
U.S. treasury securities	—	40,611	—	40,611
Total	$21,717	$53,545	$—	$75,262
Liabilities
Performance award	$—	$—	$8	$8
Total	$—	$—	$8	$8

The recurring fair value measurement of the Company’s assets and liabilities measured at fair value at December 31, 2023 consisted of the following (in thousands):

	Quoted Prices in Active Markets For Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents:
Money market investments	$10,983	$—	$—	$10,983
U.S. treasury securities	—	9,928	—	9,928
Short-term investments:
U.S. treasury securities	—	75,331	—	75,331
Total	$10,983	$85,259	$—	$96,242
Liabilities
Performance award	$—	$—	$7	$7
Total	$—	$—	$7	$7

The following table sets forth a summary of changes in the fair value measurements of the Performance Award liability (in thousands):

Performance Award
Balance as of January 1, 2024	$7
Change in fair value	1
Balance as of June 30, 2024	$8

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

	As of June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. treasury securities	$53,558	$—	$(13)	$53,545
Total	$53,558	$—	$(13)	$53,545

As of December 31, 2023
Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value

Available-for-sale securities:
U.S. treasury securities	$75,324	$8	$(1)	$75,331
Total	$75,324	$8	$(1)	$75,331

As of June 30, 2024, the Company considered the unrealized losses in its investment portfolio to be temporary in nature and not due to credit losses. The Company has the intent and ability to hold such investments until their recovery at fair value. The Company did not have any realized gains or losses in its available for sale securities during the three and six months ended June 30, 2024 and 2023.

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of June 30, 2024	As of December 31, 2023
Accrued clinical and regulatory	$—	$3,661
Accrued contract manufacturing cost	—	1,100
Accrued compensation	386	3,948
Accrued other	567	420
Total accrued expenses	$953	$9,129

7. Leases

The Company’s headquarters are located in Irvine, California, where it leases office space under a lease agreement that expires in November 2026. The Company leases additional office space located in Sandwich, United Kingdom under a lease agreement that expires in October 2027, with an option to early terminate in October 2025 with no termination fee. In January 2024, the Company exercised its early termination option and made the final termination lease payment of $0.2 million in July 2024.

Other information related to the Company’s operating leases as of the balance sheet dates presented are as follows:

	As of June 30,
	2024	2023
Weighted incremental borrowing rate	5%	5%
Weighted average remaining lease term (in years)	2.3	3.7
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$194	$142
Lease expense (in thousands)	$148	$241

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

As of June 30, 2024
2024 (remaining six months)	$195
2025	371
2026	285
Total lease payments	851
Less: Imputed interest	(28)
Present value of lease liabilities	$823

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

Under the 2014 Plan, certain employees were granted the ability to early exercise their options. The shares of common stock issued pursuant to the early exercise of unvested stock options are restricted and continue to vest over the requisite service period after issuance. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. As of June 30, 2024, there were no unvested shares of common stock outstanding that were issued pursuant to the early exercise of stock options.

Shares Reserved for Future Issuance

As of June 30, 2024, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Common stock options outstanding	4,671,290
Unvested restricted stock units	311,500
Available for future grants under the 2021 Equity Incentive Plan	4,423,667
Available for future grants under the 2021 Employee Stock Purchase Plan	780,098
Total shares of common stock reserved	10,186,555

Stock Options

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2024 is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	5,301,254	$4.76	6.9	$—
Forfeited/Expired	(629,964)	$4.90
Outstanding at June 30, 2024	4,671,290	$4.74	6.9	$—
Vested at June 30, 2024	3,348,616	$5.04	6.5	$—
Exercisable at June 30, 2024	3,516,983	$5.03	6.5	$—

Options exercisable at June 30, 2024 include vested options and options eligible for early exercise. All outstanding options as of June 30, 2024 are expected to vest.

Unrecognized stock-based compensation expense as of June 30, 2024 was $4.4 million, which is expected to be recognized over a weighted-average vesting term of 1.8 years.

The Company estimates stock awards fair value on the date of grant using the Black-Scholes valuation, with the vesting being subject to service requirements. The Company accounts for forfeitures when they occur. The Company did not grant any stock options during the six months ended June 30, 2024.

Restricted Stock Units (RSUs)

RSUs consist of time-based units (TSUs), performance-based units (PSUs) and market-based units (MSUs). The following table summarizes RSU activities during the six months ended June 30, 2024:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	326,500	$5.90
Cancelled	(15,000)	$6.98
Unvested at June 30, 2024	311,500	$5.85

Time-Based Units

TSUs typically vest over four years, with 25% vesting on the one-year anniversary of the employee’s hire date and the remainder vesting monthly or quarterly over the following three years subject to the employee’s continued employment with the Company through the vesting dates. The fair value of the awards was based on the value of the Company’s common stock at the grant date of the award and expense is recognized on a straight-line basis. The Company had 57,000 unvested shares underlying TSUs as of June 30, 2024. The stock-based compensation expense related to such TSUs for the three and six months ended June 30, 2024 was immaterial. No stock-based compensation expense related to such TSUs was recognized for the three and six months ended June 30, 2023. Unrecognized stock-based compensation expense as of June 30, 2024 was $0.3 million, which is expected to be recognized over a weighted-average vesting term of 3.1 years.

Performance-Based Units

The vesting of the PSUs is based on the Company achieving certain regulatory milestones and is subject to the employee’s continued employment with the Company through the achievement date. The fair value of the awards was based on the value of the Company’s common stock at the grant date of the award and expense recognition is based on the probability of achieving the performance conditions. Stock-based compensation expense is adjusted in future periods for subsequent changes in the expected outcome of the performance conditions. The Company had 134,500 unvested shares underlying PSUs as of June 30, 2024. The Company concluded that achievement of the performance conditions was not probable as of June 30, 2024 and 2023, and therefore no stock-based compensation expense was recognized for the three and six months ended June 30, 2024 and 2023 in connection with the PSUs. As of June 30, 2024, there was $1.1 million of unrecognized stock-based compensation expense related to PSUs that were deemed not probable of vesting.

Market-Based Units

The vesting of the MSUs is based on the Company’s closing stock price trading above $20 per share for 30 consecutive trading days subject to the employee’s continued employment with the Company through the date of achievement. The share price of the Company’s common stock on the date of issuance of the MSUs was $2.78 per share. The fair value was based on Monte Carlo simulation model on the grant date. Stock-based compensation expense is recognized over the derived service period of approximately 3 years. The Company had 120,000 unvested shares underlying MSUs as of June 30, 2024. Stock-based compensation expense related to the MSUs during the three and six months ended June 30, 2024 and 2023 was immaterial. As of June 30, 2024, unrecognized stock-based compensation expense related to the MSUs was immaterial.

Performance Award

In connection with the CEO’s employment agreement, he is entitled to receive a Performance Award in the amount of $7.5 million, payable in cash, common stock or a combination of cash and common stock, at the election of the Company, in the event that (i) the Company’s market value exceeds $750.0 million utilizing the volume-weighted average of the closing sale price of its common stock on the Nasdaq Stock Market or other principal exchange for each of the 30 trading days immediately prior to the measurement date, or (ii) the fair market value of the net proceeds available for distribution to the Company’s stockholders in connection with a change in control as defined in the Company’s severance benefit plan, as determined in good faith by its Board of Directors, exceeds $750.0 million. The Company has determined that the Performance Award is subject to ASC 718, Compensation – Stock Compensation and includes both market and performance conditions. Since the Company’s initial public offering (IPO), neither of the events have yet been satisfied. The Company estimated the fair value of the Performance Award at each reporting period using the Monte Carlo simulation (Note 4), which is recognized as stock-based compensation expense over the derived service period. For the three and six months ended June 30, 2024, stock-based compensation expense was immaterial. For the three and six months ended June 30, 2023, the Company recognized approximately $0.6 million and $0.8 million, respectively, in stock-based compensation expense as a direct result of the increased value of the Performance Award primarily caused by the increase in the Company’s common stock price.

2021 Employee Stock Purchase Plan

In March 2021, the Company’s Board of Directors adopted the Company’s 2021 Employee Stock Purchase Plan (ESPP), which became effective immediately prior to the execution of the underwriting agreement in connection with the Company’s IPO. As of June 30, 2024, 288,466 shares have been issued under the ESPP.

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

The Company did not recognize stock-based compensation expense related to the ESPP and the SAYE for the three and six months ended June 30, 2024. The stock-based compensation expense related to the ESPP and the SAYE for the three and six months ended June 30, 2023, was immaterial.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense, including expense associated with options, TSUs, MSUs and award modifications for unvested options, reflected in the consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$244	$494	$497	$967
General and administrative	745	713	1,570	1,397
Total	$989	$1,207	$2,067	$2,364

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

Under the terms of the vTv License Agreement, the Company has paid vTv Therapeutics an initial upfront license fee of $3.0 million and $2.0 million of milestone payments and issued an aggregate of 576,443 shares of its common stock to vTv Therapeutics. On October 30, 2023, the Company repurchased from vTv Therapeutics all 576,443 shares of its common stock previously issued to vTv Therapeutics under the vTv License Agreement for an aggregate purchase price of approximately $4.4 million in a private, non-underwritten transaction.

Upon the achievement of certain pre-specified development and regulatory milestones, the Company is also required to pay vTv Therapeutics milestone payments totaling up to $64.5 million. The Company is also required to pay vTv Therapeutics up to $30.0 million in total sales-based milestones upon achievement of certain sales thresholds of the licensed product. As of June 30, 2024, the Company has paid an aggregate of $2.0 million in development and regulatory milestone payments. In addition, the Company is obligated to make tiered royalty payments to vTv Therapeutics at mid-single digit to low teen percentage royalty rates, based on tiers of annual net sales of licensed products, subject to certain customary reductions. There were no milestone payments achieved or recorded for the three and six months ended June 30, 2024 and 2023.

Although the Company has suspended development activities related to mavodelpar, it will continue to maintain and prosecute mavodelpar intellectual property.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023. Unless otherwise indicated, all references in this Quarterly Report on Form 10-Q to “Reneo,” the “company,” “we,” “our,” “us” or similar terms refer to Reneo Pharmaceuticals, Inc. and its subsidiaries.

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

On May 10, 2024, we entered into an Agreement and Plan of Merger (Merger Agreement and the transactions contemplated thereby, Proposed Transactions) with Radiate Merger Sub I, Inc., a Delaware corporation and our direct, wholly owned subsidiary (Merger Sub I), Radiate Merger Sub II, LLC, a Delaware limited liability company and our direct, wholly owned subsidiary (Merger Sub II), and OnKure, Inc., a Delaware corporation (OnKure), pursuant to which, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, (a) Merger Sub I will merge with and into OnKure (the First Merger), with Merger Sub I ceasing to exist and OnKure surviving the First Merger as our wholly owned subsidiary (Reneo following the First Merger, NewCo), and (b) as promptly as practicable following the First Merger, OnKure, as the surviving corporation of the First Merger, will merge with and into Merger Sub II, with OnKure ceasing to exist and Merger Sub II surviving the Second Merger as a wholly owned subsidiary of NewCo (the Second Merger, and together with the First Merger, the Mergers). At the effective time of the First Merger (First Effective Time) and upon filing of an amendment to our amended and restated certificate of incorporation to reclassify our common stock, each share of our common stock existing and outstanding immediately prior thereto will be recapitalized and remain outstanding as a share of NewCo Class A common stock without any conversion or exchange thereof, subject to a proposed reverse stock split of all of the shares of our common stock outstanding at the time of effectiveness thereof by a ratio to be determined by OnKure subject to our approval (the Reverse Stock Split). Upon the First Effective Time, all shares of OnKure capital stock outstanding immediately prior to the First Effective Time, after giving effect to an assumed common stock exchange ratio of 0.24482 and an assumed preferred stock exchange ratio of 1.50062, will be converted into the right to receive approximately 76,958,781 shares of NewCo common stock in the aggregate, which is subject to adjustment as set forth in the Merger Agreement.

In connection with the Mergers, on May 10, 2024, we concurrently entered into a Subscription Agreement with certain existing OnKure stockholders and new investors (collectively, PIPE Investors) pursuant to which, among other things, we agreed to issue to the PIPE Investors shares of NewCo Class A common stock concurrently with the Mergers in a private placement transaction for an aggregate purchase price of $65.0 million, which amount may be increased to up to $85.0 million through additional subscriptions from additional PIPE Investors (the Concurrent PIPE Investments). The closing of the Concurrent PIPE Investments is conditioned upon the satisfaction or waiver of the conditions to the closing of the Mergers and the substantially concurrent closing of the Mergers, as well as certain other conditions.

Immediately after the Mergers, pre-Mergers OnKure stockholders are expected to own approximately 69.4% of NewCo on a fully-diluted basis and pre-Mergers Reneo stockholders are expected to own approximately 30.6% of NewCo on a fully-diluted basis. Following the completion of the Concurrent PIPE Investments, assuming a subscription amount of (i) $65.0 million, pre-Mergers OnKure stockholders are expected to own approximately 54.8% of NewCo on a fully-diluted basis, pre-Mergers Reneo stockholders are expected to own approximately 24.2% of NewCo on a fully-diluted basis, and the PIPE Investors are expected to own approximately 21.0% of NewCo on a fully-diluted basis, and (ii) $85.0 million, pre-Mergers OnKure stockholders are expected to own approximately 51.5% of NewCo on a fully-diluted basis, pre-Mergers Reneo stockholders are expected to own approximately 22.7% of NewCo on a fully-diluted basis, and the PIPE Investors are expected to own approximately 25.8% of NewCo on a fully-diluted basis. The exchange ratios, and related pro forma ownership, will be adjusted (i) to account for the effect of the proposed Reverse Stock Split and (ii) to the extent that Reneo’s net cash as of the close of business on the business day immediately preceding the closing date of the Mergers is less than $59.0 million or greater than $61.0 million (resulting in pre-Mergers Reneo stockholders owning less or more of NewCo, respectively). The expected relative ownership percentages of pre-Mergers OnKure stockholders and pre-Mergers Reneo stockholders of NewCo are calculated using the treasury stock method, as described in the Merger Agreement.

The Mergers, which have been approved by our Board of Directors and the board of directors of OnKure, are expected to close in the second half of 2024, subject to the satisfaction or waiver of certain closing conditions, including the approval of our stockholders. Certain stockholders of Reneo holding approximately 28.2% of the outstanding shares of our common stock entered into support agreements with Reneo and OnKure to vote all of their shares of our common stock in favor of the Mergers, subject to the terms of the support agreements. Although we have entered into the Merger Agreement and intend to consummate the proposed Mergers, there is no assurance that we will be able to successfully consummate the proposed Mergers on a timely basis, or at all. If, for any reason, the proposed Mergers are not completed, we will reconsider our strategic alternatives and could pursue another strategic transaction similar to the proposed Mergers, potential collaborative, partnering or other strategic arrangements for our assets, including a license, sale or divestiture of our assets, or liquidate and distribute available cash.

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

Upon the achievement of certain pre-specified development and regulatory milestones, we are also required to pay vTv Therapeutics milestone payments totaling up to $64.5 million. We are also required to pay vTv Therapeutics up to $30.0 million in total sales-based milestones upon achievement of certain sales thresholds of the licensed product. As of June 30, 2024, we have paid an aggregate of $2.0 million in development and regulatory milestone payments. In addition, we are obligated to make tiered royalty payments to vTv Therapeutics at mid-single digit to low teen percentage royalty rates, based on tiers of annual net sales of licensed products, subject to certain customary reductions. There were no milestone payments achieved or recorded for the three and six months ended June 30, 2024 and 2023.

Although we have suspended development activities related to mavodelpar, we are continuing to maintain and prosecute mavodelpar intellectual property.

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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2024 and 2023 (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Clinical and regulatory	$69	$6,979	$3,647	$13,036
Contract manufacturing cost	91	3,124	125	5,152
Nonclinical	5	1,843	444	3,087
Medical affairs	195	1,648	763	2,666
Research and development-other expense	230	806	554	1,448
Total	$590	$14,400	$5,533	$25,389

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

General and Administrative Expenses

General and administrative expenses consist primarily of costs related to the proposed Mergers with OnKure, personnel expenses, including severance payments, salaries, benefits, and stock-based compensation expenses for personnel in executive, finance and administrative functions. General and administrative expenses also include professional fees for accounting, legal, and commercial development, insurance and corporate facility costs not otherwise included in research and development expenses. We expect our general and administrative expenses , not related to the proposed Mergers, to decrease for the foreseeable future as a result of our cash preservation activities.

Other Income

Other income consists of interest income on our cash, cash equivalents and short-term investments.

Results of Operations

Comparison of Three Months Ended June 30, 2024 and 2023 (Unaudited)

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023 (unaudited and in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Operating expenses:
Research and development	$590	$14,400	$(13,810)
General and administrative	5,774	6,639	(865)
Total operating expenses	6,364	21,039	(14,675)
Loss from operations	(6,364)	(21,039)	14,675
Other income	1,003	1,508	(505)
Net loss	$(5,361)	$(19,531)	$14,170

Operating Expenses

Research and Development Expenses

Research and development expenses decreased by $13.8 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This decrease was primarily due to the suspension of development activities for mavodelpar and cash preservation activities, including workforce reductions in December 2023 and February 2024.

General and Administrative Expenses

General and administrative expenses decreased by $0.9 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This decrease was primarily due to a decrease of $1.6 million in facility and personnel-related costs related to our workforce reductions in December 2023 and February 2024 and a decrease of $1.7 million in commercial development and consulting costs due to the suspension of mavodelpar development activities, offset by an increase of $2.4 million in legal and advisory fees related to the proposed Mergers.

Other Income

The decrease in other income for the three months ended June 30, 2024, compared to the three months ended June 30, 2023 relates to a decrease in our short-term investment balance during 2024.

Comparison of Six Months Ended June 30, 2024 and 2023 (Unaudited)

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023 (unaudited and in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Operating expenses:
Research and development	$5,533	$25,389	$(19,856)
General and administrative	10,396	11,771	(1,375)
Total operating expenses	15,929	37,160	(21,231)
Loss from operations	(15,929)	(37,160)	21,231
Other income	2,142	2,522	(380)
Net loss	$(13,787)	$(34,638)	$20,851

Operating Expenses

Research and Development Expenses

Research and development expenses decreased by $19.9 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. This decrease was primarily due to the suspension of development activities for mavodelpar and cash preservation activities, including workforce reductions in December 2023 and February 2024.

General and Administrative Expenses

General and administrative expenses decreased by $1.4 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. This decrease was primarily due to a decrease of $2.1 million in facility and personnel-related costs related to our workforce reductions in December 2023 and February 2024 and a decrease of $1.9 million in commercial development and consulting costs due to the suspension of mavodelpar development activities, offset by an increase of $2.7 million in legal and advisory fees related to the proposed Mergers.

Other Income

The decrease in other income for the six months ended June 30, 2024, compared to the six months ended June 30, 2023 relates to a decrease in our short-term investment balance during 2024.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities. We have not generated any revenue from the sale of any products. As of June 30, 2024, we had available cash, cash equivalents and short-term investments of approximately $76.7 million, which we believe will be sufficient to fund our current operating plan for at least the next 12 months from the date of issuance of these unaudited condensed financial statements.

In November 2023, we entered into an at-the-market equity offering sales agreement (Sales Agreement) with Leerink Partners LLC (Leerink) under which we could offer and sell, from time to time, at our sole discretion, up to $100.0 million in shares of our common stock (2023 ATM Facility). Effective as of April 8, 2024, we terminated the Sales Agreement. We did not sell any shares of our common stock under the 2023 ATM Facility.

Funding Requirements

From our inception in 2014, we have incurred significant losses and negative cash flows from operations. As of June 30, 2024, we had an accumulated deficit of $232.3 million. For the three and six months ended June 30, 2024, we had a net loss of $5.4 million and $13.8 million, respectively, and we used $27.8 million of cash in operating activities during the six months ended June 30, 2024.

We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to meet our cash requirements through at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, including as a result of the proposed Mergers with OnKure, and actual results could vary materially.

If, for any reason, the proposed Mergers are not completed, we will reconsider our strategic alternatives and could pursue another strategic transaction similar to the proposed Mergers, potential collaborative, partnering or other strategic arrangements for our assets, including a license, sale or divestiture of our assets, or liquidate and distribute available cash. If we liquidate, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims, and there can be no assurances as to the amount or timing of available cash left to distribute to our stockholders after paying our debts and other obligations and setting aside funds for reserves.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2024 and 2023 (unaudited and in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(27,821)	$(25,162)
Net cash provided by (used in) investing activities	36,248	(50,504)
Net cash (used in) provided by financing activities	(89)	64,820
Net increase (decrease) in cash and cash equivalents	$8,338	$(10,846)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was $27.8 million, consisting primarily of our net loss of $13.8 million adjusted for non-cash items of $0.6 million primarily due to $2.1 million of stock-based compensation expense, offset by $1.6 million of amortization/accretion on short-term investments and a $14.6 million net change in operating assets and liabilities. The change in our net operating assets and liabilities was primarily due to a decrease in prepaid and other current assets of $2.3 million, offset by a decrease in accounts payable and accrued expenses of $16.8 million due to timing of payments.

Net cash used in operating activities for the six months ended June 30, 2023 was $25.2 million, consisting primarily of our net loss of $34.6 million adjusted for non-cash items of $1.5 million primarily due to $2.4 million of stock-based compensation expense and $0.8 million in fair value of a performance award, offset by $2.0 million of amortization/accretion on short-term investments and a $7.9 million net change in operating assets and liabilities. The change in our net operating assets and liabilities was primarily due to a decrease in prepaid and other current assets of $1.3 million and an increase in accounts payable and accrued expenses of $6.8 million due to timing of receipt of invoices and payments.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2024 was $36.2 million, consisting primarily of the net proceeds from maturities of available-for-sale short-term investments.

Net cash used in investing activities for the six months ended June 30, 2023 was $50.5 million, consisting primarily of the net purchase of available-for-sale short-term investments.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2024 was $0.1 million consisting primarily of the payment of deferred costs in connection with the Concurrent PIPE Investments.

Net cash provided by financing activities for the six months ended June 30, 2023 was $64.8 million, consisting primarily of the net proceeds of $58.9 million, $4.7 million, and $1.0 million from the sale of common stock in our May 2023 public offering, in our May 2023 private placement, and under our May 2022 at-the-market equity offering sales agreement with SVB Securities LLC, respectively.

Material Cash Requirements

The discussion below summarizes our significant contractual obligations and commitments as of June 30, 2024.

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

In addition to the contractual obligations above, we also expect to have near term future material cash requirements associated with the proposed Mergers.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023, and the notes to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2024, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our principal executive officer and our principal financial officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
Failure to complete, or delays in completing, the potential Mergers with OnKure could materially and adversely affect Reneo’s results of operations, business, financial results and/or common stock price.
•
Reneo stockholders and OnKure stockholders may not realize a benefit from the Mergers commensurate with the ownership dilution they will experience in connection with the Mergers.
•
If the Mergers are not completed, the price of our common stock may decrease significantly.
•
If we and OnKure complete the Mergers, NewCo may need to raise additional capital by issuing equity securities or additional debt or through licensing arrangements, which may cause significant dilution to NewCo’s stockholders or restrict NewCo’s operations.
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

Risks Related to the Pending Merger Transaction with OnKure

Failure to complete, or delays in completing, the potential Mergers with OnKure could materially and adversely affect our results of operations, business, financial results and/or common stock price.*

On May 10, 2024, we entered into the Merger Agreement with OnKure, pursuant to which, if all of the conditions to closing are satisfied or waived, in the First Merger, Merger Sub I, our direct, wholly owned subsidiary will merge with and into OnKure, with OnKure surviving as a direct, wholly owned subsidiary of NewCo, and as promptly as practicable following the First Merger, in the Second Merger, OnKure will merge with and into Merger Sub II, a direct, wholly owned subsidiary of NewCo, with Merger Sub II surviving. Completion of the Mergers are subject to certain closing conditions, a number of which are not within our control. Any failure to satisfy these required conditions to closing may prevent, delay or otherwise materially adversely affect the completion of the Mergers. We cannot predict with certainty whether or when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that we will be able to successfully consummate the Mergers as currently contemplated under the Merger Agreement or at all.

Our efforts to complete the Mergers could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Mergers will be completed may affect our ability to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following the Mergers. Uncertainty as to whether the Mergers will be completed could adversely affect our business and our relationship with collaborators, suppliers, vendors, regulators and other business partners. For example, vendors, collaborators and other counterparties may defer their decisions to work with us or seek to change their existing business relationships with us. Changes to, or termination of, existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the Mergers or termination of the Merger Agreement.

The exchange ratios set forth in the Merger Agreement (Exchange Ratios) will not change or otherwise be adjusted based on the market price of our common stock as the Exchange Ratios depend on our net cash at the closing and not the market price of our common stock, so the merger consideration at the closing may have a greater or lesser value than at the time the Merger Agreement was signed.*

At the First Effective Time, outstanding shares of OnKure capital stock will be converted into rights to receive shares of NewCo common stock. After applying estimated Exchange Ratios and giving effect to the Concurrent PIPE Investments, immediately after the Mergers, on a pro forma basis and based upon the number of shares of NewCo common stock expected to be issued in the Mergers, assuming a subscription amount of (i) $65.0 million pre-Mergers OnKure stockholders are expected to own approximately 54.8% of NewCo on a fully-diluted basis, pre-Mergers Reneo stockholders are expected to own approximately 24.2% of NewCo on a fully-diluted basis, and the PIPE Investors are expected to own approximately 21.0% of NewCo on a fully-diluted basis, and (ii) $85.0 million, pre-Mergers OnKure stockholders are expected to own approximately 51.5% of NewCo on a fully-diluted basis, pre-Mergers Reneo stockholders are expected to own approximately 22.7% of NewCo on a fully-diluted basis, and the PIPE Investors are expected to own approximately 25.8% of NewCo on a fully-diluted basis (in each case, using the treasury stock method and based on assumptions described in the Merger Agreement). The Exchange Ratios, and related pro forma ownership, will be adjusted (i) to account for the effect of the proposed Reverse Stock Split and (ii) to the extent that our net cash as of the close of business on the business day immediately preceding the closing date of the Mergers is less than $59.0 million or greater than $61.0 million (resulting in pre-Mergers Reneo stockholders owning less or more of NewCo, respectively). In the event our net cash is below $59.0 million, the Exchange Ratios will be adjusted such that the number of shares of NewCo common stock issued to the OnKure stockholders will be increased and Reneo stockholders will own a smaller percentage of NewCo following the Mergers.

Any changes in the market price of our common stock before the completion of the Mergers will not affect the Exchange Ratios or the number of shares that OnKure stockholders will be entitled to receive pursuant to the Merger Agreement. Therefore, if before the completion of the Mergers, the market price of our common stock increases from the market price on the date of the Merger Agreement, OnKure stockholders could then receive merger consideration with substantially higher value for their shares of OnKure capital stock than the parties had negotiated when they established the Exchange Ratios. The Merger Agreement does not include a price-based termination right.

Failure to complete the Mergers may result in us paying a termination fee to OnKure, and could harm the price of our common stock and our future business and operations.*

If the Mergers are not completed, we are subject to the following risks:

•
if the Merger Agreement is terminated under specified circumstances, we could be required to pay OnKure a termination fee of $3.0 million;
•
the price of our common stock may decrease and could fluctuate significantly; and
•
we will incur substantial costs related to the Mergers, such as financial advisor, legal and accounting fees, a majority of which must be paid even if the Mergers are not completed.

If the Merger Agreement is terminated and the OnKure board of directors determines to seek another business combination, there can be no assurance that we will be able to find another third party with whom to transact a business combination that would yield comparable or greater benefits.

If the conditions to the Mergers are not satisfied or waived, the Mergers may not occur.*

Even if the Mergers are approved by the OnKure stockholders and our stockholders, specified conditions must be satisfied or, to the extent permitted by applicable law, waived to complete the Mergers. We and OnKure cannot assure you that all of the conditions to the consummation of the Mergers will be satisfied or waived. If the conditions are not satisfied or waived, the Mergers may not occur or the closing may be delayed.

The Mergers may be completed even though a material adverse effect may result from the public announcement of the Mergers, industry-wide changes or other causes.*

In general, neither we nor OnKure are obligated to complete the Mergers if there is a material adverse effect affecting the other party between May 10, 2024 (the date of the Merger Agreement) and the completion of the Mergers. However, certain types of events are excluded from the concept of a “material adverse effect.” Such exclusions include but are not limited to changes in general economic or political conditions, industry-wide changes, changes resulting from the public announcement of the merger, natural disasters, pandemics, public health events, other force majeure events, acts or threat of terrorism or war and changes in U.S. generally accepted accounting principles. Therefore, if any of these events were to occur and adversely affect us or OnKure, the other party would still be required to consummate the Mergers notwithstanding such events. If any such adverse effects occur and we or OnKure consummates the Mergers, the price of the NewCo Class A common stock may suffer. This, in turn, may reduce the value of the Mergers to the Reneo stockholders, the OnKure stockholders, or both.

If we and OnKure complete the Mergers, NewCo may need to raise additional capital by issuing equity securities or additional debt or through licensing arrangements, which may cause significant dilution to NewCo’s stockholders or restrict NewCo’s operations.*

On May 10, 2024, as part of the Concurrent PIPE Investments, we entered into the Subscription Agreement with certain investors pursuant to which the investors agreed to purchase, in the aggregate, $65.0 million in shares of NewCo Class A common stock, which amount may be increased to $85.0 million, concurrently with the closing of the Mergers. The closing of the Concurrent PIPE Investments is conditioned upon the satisfaction or waiver of the conditions to the completion of the Mergers, as well as certain other conditions. The NewCo Class A common stock issued in the Concurrent PIPE Investments will result in dilution to all securityholders of NewCo (i.e., both Reneo stockholders and OnKure stockholders).

Even if the Concurrent PIPE Investments close as expected, NewCo may need to raise additional capital in the future. Additional financing may not be available to NewCo when it is needed or may not be available on favorable terms. To the extent that NewCo raises additional capital by issuing equity securities, such financing will cause additional dilution to all securityholders of NewCo, including Reneo stockholders and former OnKure stockholders. It is also possible that the terms of any new equity securities may have preferences over NewCo common stock. Any debt financing into which NewCo enters may involve covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of NewCo’s assets, as well as prohibitions on its ability to grant liens, pay dividends, redeem its stock or make investments. In addition, if NewCo raises additional funds through licensing arrangements, the terms of such arrangements may not be favorable to NewCo.

Some Reneo and OnKure directors and executive officers may have interests in the Mergers that are different from yours and that may influence them to support or approve the Mergers without regard to your interests.*

Directors and executive officers of Reneo and OnKure may have interests in the Mergers that are generally different from, or in addition to, the interests of other Reneo stockholders and OnKure stockholders, respectively. These interests with respect to our directors and executive officers may include, among others, accelerated vesting of stock options and restricted stock units (RSUs), retention bonus payments, extension of exercisability periods of previously issued stock options, severance payments if employment is terminated in a qualifying termination in connection with the First Merger, and rights to continued indemnification, expense advancement and insurance coverage. In addition, certain of our executive officers have entered into consulting agreements with NewCo for the provision of services to NewCo following the First Effective Time pursuant to which such executive officers will receive fees for such services. It is expected that two members of our Board of Directors will continue as directors of NewCo after the First Effective Time, and, following the completion of the Mergers, may therefore be eligible to be compensated as non-employee directors of NewCo. These interests in the Mergers with respect to OnKure’s directors and executive officers may include, among others, that certain of OnKure’s directors and executive officers hold OnKure stock options and OnKure RSUs that, after the First Effective Time, will be converted into and become NewCo stock options and NewCo RSUs, respectively; that certain OnKure stock options held by OnKure’s directors and executive officers will accelerate vesting at the First Effective Time; that OnKure’s executive officers are expected to continue as executive officers of NewCo after the First Effective Time and are expected to enter into new employment agreements to reflect their status as executive officers of a publicly-traded company and to provide for certain increases to annual base salary and annual target bonus opportunity, and certain change-in-control and severance benefits; and that all of Reneo’s and OnKure’s directors and executive officers are entitled to certain indemnification and liability insurance coverage pursuant to the terms of the Merger Agreement.

In addition, one of OnKure’s directors is affiliated with an investment fund that holds an interest in OnKure. Further, the members of the OnKure board of directors will continue as directors of NewCo after the First Effective Time, and, following the completion of the Mergers, will be eligible to be compensated as non-employee directors of NewCo pursuant to a non-employee director compensation policy that is expected to be adopted in connection with the closing and take effect at the First Effective Time.

The Reneo and OnKure directors were aware of and considered these interests, among other matters, in reaching their decisions to approve and adopt the Merger Agreement, approve the Mergers, and recommend the approval of the Proposed Transactions to Reneo stockholders and recommend the approval of the Merger Agreement to the OnKure stockholders. These interests, among other factors, may have influenced the directors and executive officers of Reneo and OnKure to support or approve the Mergers.

Reneo stockholders and OnKure stockholders may not realize a benefit from the Mergers commensurate with the ownership dilution they will experience in connection with the Mergers.*

If NewCo and all of its subsidiaries, including its wholly owned subsidiaries following the consummation of the Proposed Transactions (the Combined Company) is unable to realize the full strategic and financial benefits currently anticipated from the Mergers, Reneo stockholders and OnKure stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or will have only received part of the commensurate benefit resulting from the extent to which the Combined Company is able to realize the strategic and financial benefits currently anticipated from the Mergers.

If the Mergers are not completed, the price of our common stock may decrease significantly.*

The market price of our common stock is subject to significant fluctuations. Market prices for securities of pharmaceutical companies have historically been particularly volatile. In addition, the market price of our common stock will likely be volatile based on whether stockholders and other investors believe that we can complete the Mergers or otherwise raise additional capital to support our operations if the Mergers are not completed and another strategic transaction cannot be identified, negotiated and completed in a timely manner, if at all. The volatility of the market price of our common stock may be exacerbated by low trading volume. Additional factors that may cause the market price of our common stock to fluctuate include:

•
the entry into, or termination of, our key agreements;
•
announcements by our commercial partners or competitors of new commercial products, our clinical progress or lack thereof, significant contracts, commercial relationships or capital commitments;
•
the loss of our key employees;
•
future sales of our common stock;
•
general and industry-specific economic conditions that may affect our research and development expenditures;
•
our failure to meet industry analyst expectations; and
•
period-to-period fluctuations in financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies.

Reneo stockholders and OnKure stockholders will generally have a reduced ownership and voting interest in, and will exercise less influence over the management of, NewCo following the completion of the Mergers as compared to their current ownership and voting interests in the respective companies.*

After the completion of the Mergers, the current stockholders of Reneo and OnKure will generally own a smaller percentage of NewCo than their ownership of their respective companies prior to the Mergers. Immediately after the Mergers and after giving effect to the Concurrent PIPE Investments, assuming a subscription amount of (i) $65.0 million, pre-Mergers OnKure stockholders as of immediately prior to the Mergers are expected to own approximately 54.8% of NewCo on a fully-diluted basis, pre-Mergers Reneo stockholders are expected to own approximately 24.2% of NewCo on a fully-diluted basis and the PIPE Investors are expected to own approximately 21.0% of NewCo on a fully-diluted basis, and (ii) $85.0 million, pre-Mergers OnKure stockholders are expected to own approximately 51.5% of NewCo on a fully-diluted basis, pre-Mergers Reneo stockholders are expected to own approximately 22.7% of NewCo on a fully-diluted basis, and the PIPE Investors are expected to own approximately 25.8% of NewCo on a fully-diluted basis (in each case, using the treasury stock method and based on assumptions described in the Merger Agreement).

During the pendency of the Mergers, neither we nor OnKure will be able to enter into a business combination with another party on more favorable terms because of restrictions in the Merger Agreement, which could adversely affect their respective business prospects.*

Covenants in the Merger Agreement impede the ability of us and OnKure to make acquisitions during the pendency of the Mergers, subject to specified exceptions. As a result, if the Mergers are not completed, the parties may be at a disadvantage with respect to their competitors during that period. In addition, while the Merger Agreement is in effect, each party is generally prohibited from soliciting, seeking, initiating or knowingly encouraging, inducing or facilitating the communication, making, submission or announcement of any acquisition proposal or acquisition inquiry or taking any action that could reasonably be expected to lead to certain transactions involving a third party, including a merger, sale of assets or other business combination, subject to specified exceptions. Even if such a transaction would be favorable to such party’s stockholders, such party would be unable to pursue it.

Certain provisions of the Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the Proposed Transactions.*

The terms of the Merger Agreement prohibit each of us and OnKure from soliciting competing proposals or cooperating with persons making unsolicited takeover proposals except in limited circumstances as described in the Merger Agreement. In addition, if we terminate the Merger Agreement under specified circumstances, we will be required to pay OnKure a termination fee of $3.0 million. This termination fee may discourage third parties from submitting competing proposals to us or our stockholders and may cause our Board of Directors or the OnKure board of directors to be less inclined to recommend a competing proposal.

Because the lack of a public market for OnKure common stock makes it difficult to evaluate the fair market value of its capital stock, the value of the NewCo common stock to be issued to OnKure stockholders may be more or less than the fair market value of OnKure common stock and OnKure preferred stock.*

The OnKure capital stock is privately held and is not traded on any public market. The lack of a public market makes it difficult to determine the fair market value of OnKure capital stock. Because the percentage of NewCo equity to be issued to OnKure stockholders was determined based on negotiations between the parties, it is possible that the value of the NewCo common stock to be issued to OnKure stockholders will be more or less than the fair market value of OnKure capital stock.

Lawsuits may be filed against us, OnKure, or any of the members of the respective boards of directors arising out of the Mergers, which may delay or prevent the Mergers.*

Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, our Board of Directors, OnKure, the OnKure board of directors and others in connection with the Proposed Transactions. The outcome of litigation is uncertain, and we or OnKure may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our Board of Directors, OnKure, or the OnKure board of directors could delay or prevent the Mergers, divert the attention of our and OnKure’s management and employees from their day-to-day business and otherwise adversely affect us and OnKure financially.

We are substantially dependent on our remaining employees to facilitate the completion of the Mergers.*

As of August 31, 2024, we had only eight full-time employees. Our ability to successfully complete the Mergers depends in large part on our ability to retain certain remaining personnel. Despite our efforts to retain these employees, one or more employees may terminate their employment with us on short notice. The loss of the services of certain employees could potentially harm our ability to consummate the Mergers and run our day-to-day business operations, as well as fulfill our reporting obligations as a public company.

The Reverse Stock Split may not increase the our common stock (and, accordingly, the NewCo Class A common stock) price over the long-term.*

Our Board of Directors believes that the Reverse Stock Split may be desirable for a number of reasons. Our common stock is currently listed on Nasdaq and, following the completion of the Mergers, the NewCo Class A common stock is expected to be listed on the Nasdaq Global Market. According to the applicable Nasdaq rules, in order for our common stock or NewCo Class A common stock to continue to be listed on the Nasdaq Global Market, we and NewCo, as applicable, must satisfy certain requirements established by Nasdaq. Our Board of Directors expects that the Reverse Stock Split of our common stock will increase the market price of our common stock (and, accordingly, the NewCo Class A common stock) so that we and NewCo will be able to maintain compliance with the relevant Nasdaq listing requirements for the foreseeable future, although we cannot assure holders of our common stock or NewCo Class A common stock that it will be able to do so. Our Board of Directors also believes a higher stock price may help generate investor interest in NewCo, help NewCo attract and retain employees, increase trading volume in the NewCo Class A common stock, and facilitate future financings by NewCo. While it is expected that the reduction in the number of outstanding shares of our common stock will proportionally increase the market price of our common stock (and, accordingly, NewCo Class A common stock), there can be no assurance that the Reverse Stock Split will increase the market price of our common stock (and, accordingly, NewCo Class A common stock) by a multiple of the Reverse Stock Split ratio determined by OnKure and subject to our approval (which approval may not be unreasonably withheld, conditioned or delayed), or result in any permanent or sustained increase in the market price of our common stock or NewCo Class A common stock, which is dependent upon many factors, including NewCo’s business and financial performance, general market conditions and prospects for future success. Thus, while the stock price of our common stock might meet the listing requirements for Nasdaq initially after the Reverse Stock Split, it cannot be assured that it will continue to do so.

The Reverse Stock Split may decrease the liquidity of our common stock (and, accordingly, NewCo Class A common stock).*

Although our Board of Directors believes that the anticipated increase in the market price of our common stock (and, accordingly, NewCo Class A common stock) resulting from the proposed Reverse Stock Split could encourage interest in our common stock (and, accordingly, NewCo Class A common stock) and possibly promote greater liquidity for our and NewCo’s stockholders, such liquidity could also be adversely affected by the reduced number of shares outstanding after the Reverse Stock Split. The reduction in the number of outstanding shares may lead to reduced trading and a smaller number of market makers for our common stock (and, accordingly, NewCo Class A common stock).

The Reverse Stock Split may lead to a decrease in our (and, accordingly, NewCo’s) overall market capitalization.*

Should the market price of our common stock (and, accordingly, NewCo Class A common stock) decline after the Reverse Stock Split, the percentage decline may be greater, due to the smaller number of shares outstanding, than it would have been prior to the Reverse Stock Split. A reverse stock split is often viewed negatively by the market and, consequently, can lead to a decrease in our (and, accordingly, NewCo’s) overall market capitalization. If the per-share market price does not increase in proportion to the Reverse Stock Split ratio, then our value (and, accordingly, NewCo), as measured by its stock capitalization, will be reduced. In some cases, the per-share stock price of companies that have effected reverse stock splits subsequently declined back to pre-reverse split levels, and accordingly, it cannot be assured that the total market value of our common stock (and, accordingly, NewCo Class A common stock) will remain the same after the Reverse Stock Split is effected, or that the Reverse Stock Split will not have an adverse effect on our common stock (and, accordingly, NewCo Class A common stock) due to the reduced number of shares outstanding after the Reverse Stock Split.

The Reverse Stock Split may result in some stockholders owning “odd lots” that may be more difficult to sell or require greater transaction costs per share to sell.*

The Reverse Stock Split may result in some stockholders owning “odd lots” of less than 100 shares of our common stock (and, accordingly, NewCo Class A common stock) on a post-split basis. These odd lots may be more difficult to sell, or require greater transaction costs per share to sell, than shares in “round lots” of even multiples of 100 shares.

OnKure will determine the ratio of the Reverse Stock Split in its discretion, subject to the approval of our Board of Directors, and may consider a variety of factors in making its determination.*

One of the purposes of the Reverse Stock Split is to increase the per-share market price of our common stock (and, accordingly, NewCo Class A common stock). In addition, the OnKure board of directors and our Board of Directors believe a higher stock price may help generate investor interest in the Combined Company. Therefore, our Board of Directors may consider additional factors in determining to approve a Reverse Stock Split ratio in an attempt to achieve a higher price per share. Such additional factors may include the historical trading price and trading volume of our common stock; the then prevailing trading price and trading volume of our common stock, and the anticipated impact of the Reverse Stock Split on the trading market for our common stock (and, accordingly, NewCo Class A common stock); the anticipated impact of the Reverse Stock Split on the Combined Company’s ability to raise additional financing; and prevailing general market and economic conditions.

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

Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant net losses since our inception. We may never generate any revenue. For the six months ended June 30, 2024 and 2023, we reported a net loss of $13.8 million and $34.6 million, respectively. As of June 30, 2024, we had an accumulated deficit of $232.3 million.

We expect to continue to incur significant losses for the foreseeable future. We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business, including in connection with the proposed Mergers with OnKure. Our prior net losses and expected future net losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with our business, we are unable to accurately predict the timing or amount of increased expenses, or when, if at all, we will be able to achieve profitability.

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

As a result of the negative data from our STRIDE clinical study and the reductions in our workforce that we implemented in December 2023 and February 2024, we may not be successful in retaining key employees. If we are unable to retain our remaining staff, our ability to consummate any strategic alternative, including the proposed Mergers with OnKure, will be seriously jeopardized.*

We implemented a reduction in workforce in December 2023 and February 2024, and currently have eight full-time employees remaining. Our cash preservation activities may yield unintended consequences, such as attrition beyond our reductions in workforce and reduced employee morale which may cause our remaining employees to seek alternate employment. Competition among biotechnology companies for qualified employees is intense. Following the suspension of development activities for mavodelpar, our ability to retain our key employees is critical to our ability to effectively manage our resources to consummate a potential strategic transaction, including the proposed Mergers with OnKure. In addition, as a result of the workforce reductions, we face an increased risk of employment litigation.

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

Under federal tax legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the Tax Act), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but, in the case of tax years beginning after 2020, may only be used to offset 80% of our taxable income annually. Our NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service (IRS) and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a rolling three-year period in excess of 50 percentage points (by value), as defined under Section 382 of the Internal Revenue Code of 1986, as amended. Our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes. Similar rules may apply under state tax laws. Such limitations could result in the expiration of our carryforwards before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased taxable income or tax liability. We may have experienced ownership changes in the past and may experience ownership changes as a result of the proposed Mergers with OnKure, future offerings and/or subsequent changes in our stock ownership (some of which are outside our control). In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited. For example, California recently enacted legislation that, with certain exceptions, suspends the ability to use California net operating losses to offset California income and limits the ability to use California business tax credits to offset California taxes, for taxable years beginning on or after January 1, 2024, and before January 1, 2027. Such state tax law provisions could accelerate or permanently increase state taxes owed.

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

Risks Related to Our Intellectual Property

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

The market price of our common stock has been volatile and may continue to be volatile in the future. This volatility may cause our stock price and the value of your investment to decline.*

The market prices for securities of pharmaceutical companies, including ours, have been highly volatile and may continue to be so in the future. The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations, including as a result of the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. For example, the market price of our common stock declined significantly as a result of the announcement we made on December 14, 2023, regarding the topline results from our pivotal STRIDE study and a decision to suspend all mavodelpar development activities.

In addition, the stock market in general, and pharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

We could be subject to securities class action litigation.*

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities or certain significant business transactions, such as the sale of a company or announcement of merger. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding capital stock, beneficially own shares representing a significant percentage of our common stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction, including the proposed merger transaction with OnKure. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Our business could face adverse consequences as a result of the actions of activist stockholders.*

We have been and may in the future be subject to unsolicited attempts to gain control of our company, proxy contests, and other forms of stockholder activism. For example, we have received unsolicited proposals from stockholders to acquire all outstanding shares of our common stock. Our Board of Directors will carefully review and evaluate each proposal in consultation with our independent financial and legal advisors. Our business could be adversely affected because responding to an unsolicited offer, proxy contest or other actions by activist stockholders can be costly and time-consuming, disruptive to our operations and divert the attention of management and our employees from the execution of our potential strategic alternatives, including the proposed Mergers with OnKure. In addition, actual or perceived uncertainties as to our future direction caused by activist activities may cause or appear to cause instability, potentially making it more difficult to retain qualified personnel and collaborators or leading to the loss of collaboration opportunities, and if individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plans. Activist stockholder activities may also cause significant fluctuations in our stock price based on temporary or speculative market perceptions, or other factors that do not necessarily reflect the fundamental underlying value of our business. Finally, we might experience a significant increase in legal fees and administrative and associated costs incurred in connection with responding to an unsolicited offer, proxy contest or related action. These actions could also negatively affect the price of our common stock.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2024, there were 33,420,808 shares of our common stock outstanding.

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

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.*

We have never declared or paid any cash dividend on our common stock. We currently anticipate that we will retain future earnings for the operation of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, future debt instruments may materially restrict our ability to pay dividends on our common stock. Any return to stockholders would therefore be limited to the appreciation, if any, of their stock.

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

Business disruptions could seriously harm our future revenues and financial condition and increase our costs and expenses.*

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

It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to investigate, mitigate, contain, and remediate a security incident may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems.

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

Applicable data privacy and security obligations may require us, or we may choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions are costly, and the disclosures or the failure to comply with applicable requirements could lead to adverse consequences.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

We commenced our initial public offering (IPO) pursuant to the registration statement on Form S-1 (File No. 333-254534) that was declared effective on April 8, 2021 and registered an aggregate of 7,187,500 shares of our common stock. On April 13, 2021, we completed our IPO and sold 6,250,000 shares of our common stock at a public offering price of $15.00 per share for aggregate gross proceeds of $93.8 million before deducting underwriters’ discounts and commissions and offering-related expenses. Net proceeds, after deducting underwriting discounts and commissions of $6.6 million and offering expenses of approximately $2.6 million, were $84.6 million. Jefferies LLC, SVB Securities LLC (now Leerink Partners LLC) and Piper Sandler & Co. acted as joint book-running managers.

As of June 30, 2024, we had used approximately $72.7 million of the net proceeds from our IPO. We have invested the remaining net proceeds in highly liquid money market funds and short-term investments. The remaining net proceeds from the IPO will be used to fund our operations. None of the offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Trading Arrangements

During the three months ended June 30, 2024, certain of our directors and/or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below.

			Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Common Stock to be Sold	Expiration Date
Jennifer P. Lam	Termination	May 29, 2024	X		39,600	September 25, 2025
Ashley F. Hall, J.D.	Termination	June 3, 2024	X		71,562	September 17, 2025
Alejandro Dorenbaum, M.D.	Termination	June 8, 2024	X		121,927	September 18, 2025

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
2.1*

Agreement and Plan of Merger, dated May 10, 2024, by and among the Registrant, Radiate Merger Sub I, Inc., Radiate Merger Sub II, LLC and OnKure, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 13, 2024).

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

10.1*	Subscription Agreement, dated May 10, 2024 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 13, 2024).

10.2+	Consulting Agreement, dated May 10, 2024, by and between the Registrant and Gregory J. Flesher.

10.3+	Consulting Agreement, dated May 10, 2024, by and between the Registrant and Alejandro Dorenbaum, M.D.

10.4+	Consulting Agreement, dated May 10, 2024, by and between the Registrant and Michael P. Cruse.

10.5+	Consulting Agreement, dated May 10, 2024, by and between the Registrant and Ashley F. Hall, J.D.

10.6*	Form of Reneo Support Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 13, 2024).

10.7	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 13, 2024).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Certain exhibits and/or schedules (and similar attachments) have been omitted pursuant to the provisions of Regulation S-K, Item 601(a)(5). The Registrant hereby undertakes to furnish supplementally to the SEC upon request by the SEC copies of any of the omitted exhibits and schedules (or similar attachments).

** The certification attached as Exhibit 32.1 accompanies this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2024

RENEO PHARMACEUTICALS, INC.

By:	/s/ Gregory J. Flesher
Name:	Gregory J. Flesher
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jennifer P. Lam
Name:	Jennifer P. Lam
Title:	Senior Vice President, Finance and Administration
(Principal Financial and Accounting Officer)