Form 10-Q
period 2025-03-31
OnKure Therapeutics, Inc.
filed 2025-05-06
CIK 1637715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 5, 2025, the registrant had 12,823,872 shares of Class A common stock, $0.0001 par value per share, and 686,527 shares of Class B common stock, $0.0001 par value per share, outstanding.

Explanatory Note

On October 4, 2024 (the “Closing Date”), the Delaware corporation formerly known as “Reneo Pharmaceuticals, Inc.” (“Reneo”) completed its previously announced merger transaction pursuant to the terms of the Agreement and Plan of Merger, dated as of May 10, 2024 (the “Merger Agreement”), by and among Reneo, Radiate Merger Sub I, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Reneo (“Merger Sub I”), Radiate Merger Sub II, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of Reneo (“Merger Sub II”), and OnKure, Inc., a Delaware corporation (“Legacy OnKure”).

Pursuant to the Merger Agreement, on the Closing Date, (i) Reneo effected a reverse stock split of Reneo’s issued common stock at a ratio of 1:10 (the “Reverse Stock Split”), (ii) Reneo changed its name to “OnKure Therapeutics, Inc.”, (iii) Reneo reclassified all of its common stock as Class A Common Stock or Class B Common Stock, and (iv) Merger Sub I merged with and into Legacy OnKure (the “Merger”), with Legacy OnKure as the surviving company in the Merger and, after giving effect to such Merger, Legacy OnKure became a wholly owned subsidiary of OnKure Therapeutics, Inc. (together, the “Combined Company”). Pursuant to the terms of the Merger Agreement, OnKure determined that the Merger would qualify for the intended tax treatment even if only the merger with Merger Sub I was consummated, and therefore the parties determined not to consummate the second merger with Merger Sub II contemplated by the Merger Agreement.

The financial statements included in this Quarterly Report on Form 10-Q include historical financial information of OnKure Therapeutics, Inc., including as of and for the three months ended March 31, 2025, unless otherwise indicated or as the context otherwise requires. In addition, except where otherwise indicated, the information in this Quarterly Report on Form 10-Q as of and for the periods prior to the effective time of the Merger gives effect to the Merger.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ONKURE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$96,661	$110,761
Prepaid expenses and other current assets	1,511	2,242
Total current assets	98,172	113,003
Property and equipment, net	925	1,025
Operating lease right-of-use asset	676	770
Other assets	109	109
Total assets	$99,882	$114,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,344	$2,968
Accrued expenses	5,895	7,026
Operating lease liabilities, current portion	546	536
Total current liabilities	8,785	10,530
Long-term operating lease liabilities	409	549
Other long-term liabilities	40	—
Total liabilities	9,234	11,079
Commitments and contingencies
Stockholders’ equity:
Common stock, Class A, $0.0001 par value; 200,000,000 shares authorized; 12,755,348 and 12,660,590 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1	1
Common stock, Class B, $0.0001 par value; 10,000,000 shares authorized; 686,527 shares issued and outstanding at both March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	261,296	258,551
Accumulated deficit	(170,649)	(154,724)
Total stockholders’ equity	90,648	103,828
Total liabilities and stockholders’ equity	$99,882	$114,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONKURE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
	(in thousands, except share and per share amounts)
Operating expenses:
Research and development	$13,012	$8,566
General and administrative	3,988	1,265
Total operating expenses	17,000	9,831
Loss from operations	(17,000)	(9,831)
Other income:
Interest income	1,075	295
Net loss and comprehensive loss	$(15,925)	$(9,536)

Net loss per share attributable to common stockholders:
Basic and diluted	$(1.19)	$(30.37)
Weighted average shares outstanding:
Basic and diluted	13,424,335	314,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONKURE THERAPEUTICS, INC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands, except share information)

(Unaudited)

							Additional		Total
	Convertible Preferred Stock		Class A Common stock		Class B Common stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2023	6,840,620	$129,825	313,747	$—	—	$—	$209	$(102,051)	$(101,842)
Issuance of Class A Common Stock for cash upon the exercise of stock options	—	—	1,002	—	—	—	10	—	10
Share-based compensation expense	—	—	—	—	—	—	107	—	107
Net loss	—	—	—	—	—	—	—	(9,536)	(9,536)
Balance, March 31, 2024	6,840,620	129,825	314,749	—	—	—	326	(111,587)	(111,261)
Issuance of Class A Common Stock for cash upon the exercise of stock options	—	—	1,130	—	—	—	10	—	10
Share-based compensation	—	—	—	—	—	—	1,813	—	1,813
Net loss	—	—	—	—	—	—	—	(14,139)	(14,139)
Balance, June 30, 2024	6,840,620	129,825	315,879	—	—	—	2,149	(125,726)	(123,577)
Issuance of Class A Common Stock for cash upon the exercise of stock options	—	—	344	—	—	—	6	—	6
Share-based compensation	—	—	—	—	—	—	77	—	77
Net loss	—	—	—	—	—	—	—	(11,556)	(11,556)
Balance, September 30, 2024	6,840,620	129,825	316,223	—	—	—	2,232	(137,282)	(135,050)
Conversion of Convertible Preferred Stock for Class A and B Common Stock in connection with the Merger	(6,840,620)	(129,825)	6,154,093	1	686,527	—	129,824	—	129,825
Issuance of Class A Common Stock in the Concurrent Financing, less issuance costs	—	—	2,571,736	—	—	—	54,428	—	54,428
Issuance of common stock to former stockholders of Reneo Pharmaceuticals, Inc. in the reverse recapitalization	—	—	3,343,604	—	—	—	65,499	—	65,499
Reverse recapitalization transaction costs of OnKure	—	—	—	—	—	—	(2,085)	—	(2,085)
Issuance of Class A Common Stock for the conversion of Convertible Promissory Notes	—	—	267,269				6,120		6,120
Issuance of Class A common stock for the settlement of restricted stock units	—	—	7,700	—	—	—	—	—	—
Adjustment for fractional shares in the reverse recapitalization	—	—	(35)	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	2,533	—	2,533
Net loss	—	—	—	—	—	—	—	(17,442)	(17,442)
Balance, December 31, 2024	—	$—	12,660,590	$1	686,527	$—	$258,551	$(154,724)	$103,828
Vesting of restricted stock units, net	—	—	94,758	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	2,745	—	2,745
Net loss	—	—	—	—	—	—	—	(15,925)	(15,925)
Balance, March 31, 2025	—	$—	12,755,348	$1	686,527	$—	$261,296	$(170,649)	$90,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONKURE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(15,925)	$(9,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,745	107
Depreciation and amortization	118	114
Amortization of right-of-use asset - operating	94	37
Change in operating assets and liabilities:
Prepaid and other assets	731	437
Accounts payable, accrued and other liabilities	(1,678)	(1,738)
Lease liabilities	(130)	(50)
Other long-term liabilities	40	—
Net cash used in operating activities	(14,005)	(10,629)
Cash flows from investing activities:
Purchases of property and equipment	(18)	(9)
Net cash used in investing activities	(18)	(9)
Cash flows from financing activities:
Payment of issuance costs associated with the Concurrent Financing	(37)	—
Payment of reverse recapitalization transaction costs	(40)	—
Proceeds from the issuance of common stock in connection with equity plans	—	10
Net cash (used in) provided by financing activities	(77)	10
Net decrease in cash and cash equivalents	(14,100)	(10,628)
Cash and cash equivalents, beginning of period	110,761	29,876
Cash and cash equivalents, end of period	$96,661	$19,248
Supplemental cash flow information:
Interest paid	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONKURE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Business

OnKure Therapeutics, Inc. (“OnKure” or the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery and development of precision medicines that target biologically validated drivers of cancers that are underserved by available therapies. Using a structure- and computational chemistry-driven drug design platform, OnKure is committed to improving clinical outcomes for patients by building a pipeline of small molecule drugs designed to selectively target specific mutations thought to be key drivers of cancer. The Company was formed in 2014 as Reneo Pharmaceuticals, Inc. (“Reneo”) under the laws of the State of Delaware. On October 4, 2024, the Company changed its name to OnKure Therapeutics, Inc.

Merger with Reneo

On October 4, 2024, Radiate Merger Sub I, Inc. (“Merger Sub I”) a wholly-owned subsidiary of Reneo completed its merger with and into OnKure, Inc. (referred to herein as “Legacy OnKure”), with Legacy OnKure continuing as the surviving entity as a wholly-owned subsidiary of Reneo. This transaction is referred to as the “Merger.” Following the Merger, Reneo changed its name to OnKure Therapeutics, Inc. Legacy OnKure remains as a wholly-owned subsidiary of the Company, and, together with the Company, is referred to as the “Combined Company” below. The Merger was effected pursuant to an Agreement and Plan of Merger, dated as of May 10, 2024 (the “Merger Agreement”), by and among Reneo, Radiate Merger Sub I, Inc., a Delaware corporation Radiate Merger Sub II, LLC, a Delaware limited liability company (“Merger Sub II”), and Legacy OnKure. In connection with the Merger Agreement, certain parties entered into a subscription agreement with the Company to purchase shares of Reneo’s common stock for an aggregate purchase price of $65.0 million contingent upon the concurrent consummation of the Merger (the “Concurrent Financing”). On October 4, 2024 (the “Closing Date”), the Merger and the Concurrent Financing closed.

The Merger was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“GAAP”). For accounting purposes, Legacy OnKure is considered the accounting acquirer and Reneo is the acquired company based on the terms of the Merger Agreement and other factors, such as relative voting rights and the composition of the Company’s board of directors and senior management. Accordingly, the Merger was treated as the equivalent of Legacy OnKure issuing stock to acquire the net assets of Reneo. As a result of the Merger, the net assets of Reneo were recorded at their acquisition-date fair value in the financial statements of the Combined Company and the reported operating results prior to the Merger are those of Legacy OnKure. Legacy OnKure’s historical financial statements became the historical consolidated financial statements of the Combined Company. All issued and outstanding Legacy OnKure common stock, convertible preferred stock, restricted stock units, and options to purchase common stock prior to the effective date of the Merger have been retroactively adjusted to reflect the exchange ratio for all periods presented.

See Note 3 for further discussion.

Risks and Uncertainties

The board of directors of the Company (the “Board”) discusses with management macroeconomic and geopolitical developments, including inflation, instability in the banking and financial services sector, tightening of the credit markets, international conflicts, cybersecurity, tariffs, and sanctions so that the Company can be prepared to react to new developments as they arise. The Board and the management of the Company are carefully monitoring these developments and the resulting economic impact on the Company’s financial condition and results of operations.

Liquidity

The Company had recurring losses from operations, an accumulated deficit of $170.6 million and cash and cash equivalents of $96.7 million as of March 31, 2025. The Company’s ability to fund its ongoing operations is highly dependent upon raising additional capital through the issuance of equity securities, issuing debt or other financing vehicles.

The Company’s ability to secure capital depends on its success in discovering and developing its drug candidates. The Company cannot provide assurance that additional capital will be available on acceptable terms, if at all. The issuance of additional equity or debt securities will likely result in substantial dilution to the Company’s stockholders. Should additional capital not be available to the Company in the near term, or not be available on acceptable terms, the Company will be required to modify its operational plans and may be unable to realize value from its assets or discharge its liabilities in the normal course of business, which may, among other alternatives, cause the Company to delay, substantially reduce, or discontinue operational activities to conserve cash, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. Changing circumstances, including due to macroeconomic and geopolitical effects outside of the Company’s control, may cause the Company to consume capital significantly faster or slower than currently anticipated. The estimates included herein are based on assumptions that may prove to be wrong, and the Company could exhaust its available financial resources sooner than currently anticipated.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. Management believes the Company’s cash and cash equivalents will be sufficient to fund its current operating plan for at least the next 12 months from the date of issuance of these condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with GAAP for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, since they are interim statements, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. The Company’s consolidated financial statements reflect the operation of the Company and its wholly owned subsidiary OnKure, Inc. All intercompany balances and transactions among the consolidated entities have been eliminated in consolidation. See Notes 1 and 3 for further discussion.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations and cash flows for the interim periods presented herein are not necessarily indicative of the results that would be achieved during a full year of operations or in future periods. These unaudited Condensed Consolidated Financial Statements and notes thereto should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Form 10-K.

Segment Information

The Company operates in one operating segment: clinical research. All equipment and other property and equipment are physically located within the United States. As a result of the adoption of ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, the Company has presented the three months ended March 31, 2024 amounts consistent with the corresponding 2025 period presentation.

Use of Estimates

The preparation of the Company’s consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Although these estimates are based on the Company’s knowledge of current events and actions it may take in the future, actual results may ultimately differ from these estimates. The most significant estimates relate to external research and development expenses, and the fair value of stock options and restricted stock units.

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss was the same as its reported net loss for all periods presented.

Research and Development Expenses

Research and development (“R&D”) costs are expensed as incurred in performing research and development activities. The costs include employee-related expense, including salaries, severance, benefits, share-based compensation, costs of research and development activities conducted by third parties on the Company’s behalf, costs to have clinical trial materials manufactured, fees for acquiring and maintaining licenses under third-party license agreements, consulting fees, depreciation, and facilities and overhead costs.

Accrued Research and Development Expenses

The Company records research and development expenses in the period in which it receives or takes ownership of the applicable goods or when the applicable services are performed. The Company is required to estimate its expenses resulting from its obligations under contracts with vendors, consultants, and contract research organizations, in connection with conducting research and development activities. The financial terms of these contracts are subject to negotiations, vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company reflects research and development expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of its preclinical studies or clinical trials, as measured by the timing of various aspects of the study or related activities. The Company determines accrual estimates through a review of the underlying contracts along with the preparation of financial models considering discussions with research and other key personnel as to the progress of studies, trials, or other services being conducted. During a study or trial, the Company adjusts its rate of expense recognition if actual results differ from its estimates. Nonrefundable advance payments for goods and services, including fees for process development or manufacturing and distribution of clinical supplies that will be used in future research and development activities, are deferred and recognized as an expense in the period that the related goods are consumed, or services are performed.

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

The Black-Scholes valuation method requires certain assumptions be used as inputs, such as the fair value of the underlying common stock, expected term of the option before exercise, expected volatility of the Company’s common stock, risk-free interest rate and expected dividend. Options granted have a maximum contractual term of 10 years. The Company has limited historical stock option activity and therefore estimates the expected term of stock options granted using the simplified method, which represents the arithmetic average of the original contractual term of the stock option and its weighted-average vesting term. The expected volatility of stock options is based on the historical volatility of several publicly traded companies in similar stages of clinical development. The Company will continue to apply this process until enough historical information regarding the volatility of its stock price becomes available. The risk-free interest rates used are based on the U.S. Treasury yield in effect at the time of grant for zero-coupon U.S. treasury notes with maturities approximately equal to the expected term of the stock options. The Company has historically not declared or paid any dividends and does not currently expect to do so in the foreseeable future, and therefore has estimated the dividend yield to be zero. (See Note 10).

The Company recognizes stock-based compensation expense for grants under its various equity incentive plans and employee stock purchase plan. The Company accounts for all stock-based awards granted to employees and directors at their fair value and recognizes compensation expense over the award’s vesting period. Determining the amount of stock-based compensation to be recorded requires the Company to develop estimates of fair values of stock options as of the grant date. The Company calculates the grant date fair values of stock options using the Black-Scholes valuation model, which requires the input of subjective assumptions, including but not limited to expected stock price volatility over the term of the awards and the expected term of stock options. The fair value of restricted stock awards granted to employees is based on the quoted closing market price per share on grant date.

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

Cash and Cash Equivalents

All highly liquid investments with maturities of 90 days or less, at the time of purchase, are classified as cash equivalents. Cash equivalents are reported at cost, which approximates fair value. The Company’s cash and cash equivalents consist of money held in demand depository accounts and money market funds. The carrying amount of cash and cash equivalents was $96.7 million and $110.8 million as of March 31, 2025 and December 31, 2024, respectively, which approximates fair value and was determined based upon Level 1 inputs. The money market account is valued using quoted market prices with no valuation adjustments applied and is categorized as Level 1.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains accounts in federally insured financial institutions. At times, amounts held in federally insured accounts are above the federally insured limit of $250,000. Management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which these deposits are held and of the money market funds in which these investments are made.

Leasing – Lessee Accounting

The Company determines if an arrangement is a lease at inception. The Company’s operating lease agreements are primarily for office space and research labs.

For operating leases with a term greater than one year, the Company recognizes the right-of-use (“ROU”) assets and lease liabilities related to the lease payments on its balance sheet. The lease liabilities are initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. The ROU assets represent the Company’s right to use the underlying assets for the term of the lease and the lease liabilities represent the Company’s obligation to make lease payments arising for the agreements. ROU assets are initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. The ROU asset is periodically reviewed for impairment unless a triggering event occurs. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable lease payments, except for the ones that depend on index or rate, are excluded from the calculation of the ROU assets and lease liabilities and are recognized as variable lease expense in the statements of operations and comprehensive loss in the period in which they are incurred. Sublease inflows are netted against the respective lease outflows.

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

Recently Issued Accounting Pronouncements

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

3. Merger Agreement and Concurrent Financing

As described in Note 1, Merger Sub I merged with and into Legacy OnKure, with Legacy OnKure surviving as a wholly owned subsidiary of the Company on October 4, 2024.

At the Closing, each then-outstanding share of Legacy OnKure common stock was converted into the right to receive 0.023596 shares of common stock of Reneo based on an exchange ratio (the “Common Exchange Ratio”), which was reclassified as Class A Common Stock in connection with the Merger, and each then-outstanding share of Legacy OnKure preferred stock was converted into the right to receive 0.144794 shares of Class A Common Stock based on an exchange ratio (the “Preferred Exchange Ratio”); provided that one holder of Legacy OnKure preferred stock elected to receive 686,527 shares that it would otherwise have received in the form of Class A Common Stock in an equal number of shares of Class B Common Stock. Upon the closing of the Merger, (i) an aggregate of 6,470,281 shares of Class A Common Stock and 686,527 shares of Class B Common Stock of the Company were issued in exchange for the shares of Legacy OnKure capital stock outstanding as of immediately prior to the Closing and (ii) outstanding shares of Reneo common stock were reclassified into an aggregate of approximately 3,343,604 shares of Class A Common Stock.

In connection with the Merger Agreement, Reneo entered into a subscription agreement with certain investors, pursuant to which the investors subscribed for and purchased, concurrent with the closing of the Merger, an aggregate of 2,839,005 shares of Class A Common Stock at a price of approximately $22.895 per share for aggregate gross proceeds of approximately $65.0 million, including the conversion of previously funded Convertible Promissory Notes principal of $6.0 million and accrued interest thereon of $120 thousand, on October 4, 2024.

At the effective time of the Merger, the authorized shares of Class A Common Stock of the Company were 200,000,000 with par value of $0.0001, and Class B Common Stock of the Company were 10,000,000 with par value of $0.0001.

The Merger was accounted for as a reverse recapitalization in accordance with GAAP, with Legacy OnKure as the accounting acquirer of Reneo. Legacy OnKure was determined to be the accounting acquirer based on the terms of the Merger Agreement and other factors, such as relative voting rights and the composition of the Company’s board of directors and senior management.

As a result, Legacy OnKure’s historical financial statements became the historical consolidated financial statements of the Combined Company for accounting purposes together with a deemed issuance of shares, equivalent to the shares held by the former stockholders Reneo, the legal acquirer, and a recapitalization of the equity of Legacy OnKure, the accounting acquirer. The final transaction amounts have been recorded as a reduction of proceeds in stockholders’ equity.

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

4. Segment

The Company is a publicly listed company focused on the development of clinical and pre-clinical product candidates with a single reportable segment: clinical research. Because the Company has one reportable segment, before adopting the ASU, it provided only the entity-wide disclosures required by ASC 280. The accounting policies of the clinical research segment are the same as those described in the summary of significant accounting policies.

The Company has yet to generate revenue and anticipates substantial expenses and operating losses as it advances its product candidates through clinical trials and regulatory processes.

The Chief Operating Decision Maker (“CODM”) assesses financial performance primarily using operating expenses as reported on the statement of operations, supplemented by internal budget and forecast models to guide resource allocation and performance evaluation. Segment assets are reported as total assets on the Company’s consolidated balance sheet, and segment loss is reflected as net loss in the Company’s consolidated statements of operations and comprehensive loss, effectively mirroring the Company’s overall financial position due to its single-segment structure. The Company does not have intra-entity sales or transfers.

The Company’s CODM is the senior executive committee that is comprised of the Chief Financial Officer and the Chief Executive Officer.

	Clinical Research Segment
	Three Months Ended
	March 31,
	2025	2024

	(in thousands)
Operating expenses:
Direct program expense	$7,872	$5,353
Indirect program expense	526	517
Workforce salaries and benefits	4,407	3,355
Share-based compensation expense	2,745	107
General corporate expenses	1,450	499
Segment net loss	17,000	9,831
Reconciliation of loss:
Interest income	(1,075)	(295)
Adjustments and reconciling items	(1,075)	(295)
Net loss	$15,925	$9,536

5. Leases

The Company’s headquarters are located in Boulder, Colorado, where it leases 14,790 square feet of office and lab facilities under operating leases that expire in December 2026, with rights to extend for a five-year period. In the Merger with Reneo, the Company assumed the lease in Irvine, California, where it leases office space under a lease agreement that expires in November 2026 (the “Irvine lease”). In January 2025, the Company entered into a sublease on the Irvine lease for all of the leased square footage, which expires in November 2026. Payments under the sublease for the three months ended March 31, 2025 were $53 thousand and were netted against operating lease costs in the Statement of Operations.

Right-of-use assets and lease liabilities for operating leases as included in the Company’s financial statements are as follows (in thousands):

	March 31, 2025	December 31, 2024
Operating lease right-of-use assets	$676	$770
Current operating lease liabilities	546	536
Noncurrent operating lease liabilities	409	549
Total lease liabilities	$955	$1,085

Lease expense for operating leases, net of sublease receipts, as included in the Company’s financial statements are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$51	$44
Variable lease expense	45	47

Lease term, discount rates, and additional information for operating leases are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Weighted-average remaining lease term - operating leases (years)	1.72	2.75
Weighted-average discount rate - operating leases	4.5%	4.5%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$140	$53

The aggregate maturities of the Company’s operating lease liabilities were as follows as of March 31, 2025 (in thousands):

Remaining in 2025	$431
2026	560
Total future minimum lease payments	991
Less: imputed interest	(36)
Less: Current portion	(546)
Operating lease liability, net of current portion	$409

6. Net Loss Per Share

The Company computes basic loss per share by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share assumes the conversion, exercise, or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock shares to be issued upon if-converted method for the convertible Series C Preferred Stock, exercise of all outstanding stock options and restricted stock units were excluded from the diluted net loss per share calculation for the three months ended March 31, 2024 because such shares are anti-dilutive. Common stock shares to be issued upon exercise of all outstanding stock options and restricted stock units were excluded from the diluted net loss per share calculation for the three months ended March 31, 2025 because such shares are anti-dilutive.

Anti-dilutive securities outstanding during the period not included in the diluted net loss per share calculation include the following:

	March 31,
	2025	2024
Outstanding common stock options	3,045,385	188,521
Unvested restricted stock units	137,064	213,819
	3,182,449	402,340

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

No assets or liabilities were transferred into or out of their classifications during the three months ended March 31, 2025 and 2024.

As part of the Merger, the Company acquired, and disposed of shortly thereafter, certain short-term investments in debt securities that were carried at fair value and classified as current assets available-for-sale and represented the investment of funds available for current operations. The Company had no available-for-sale securities as of March 31, 2025 or December 31, 2024.

8. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Lab equipment	$706	$705
Leasehold improvements	1,090	1,090
Computer hardware and software	206	189
Furniture and fixtures	160	160
Property and equipment, gross	2,162	2,144
Less: accumulated depreciation and amortization	(1,237)	(1,119)
Property and equipment, net	$925	$1,025

Depreciation and amortization expense for the three months ended March 31, 2025 and 2024 was $118,000 and $114,000, respectively.

9. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued compensation	$1,380	$3,173
Accrued contract manufacturing costs	1,397	1,565
Accrued clinical trial costs	2,066	1,302
Accrued other	1,052	986
Total accrued expenses	$5,895	$7,026

Accrued compensation includes severance costs. For further information see Note 12.

10. Share-Based Compensation

Stock Options

A summary of the Company’s stock option activity and related information is as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding - December 31, 2024	2,393,824	$23.54	7.90	$1
Granted	714,100	5.19
Exercised	—	—
Expired	(62,539)	44.16
Forfeited	—	—
Options outstanding - March 31, 2025	3,045,385	$18.81	8.30	$—
Options exercisable - March 31, 2025	747,520	$32.90	4.39	$—

All outstanding options as of March 31, 2025 are expected to vest.

The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock as of March 31, 2025.

The Company granted 8,449 performance-based shares, which are included in the table above, during the year ended December 31, 2023. There was no performance-based compensation expense for the three months ended March 31, 2025. The company recognized $21,000 in performance-based compensation expense for the three months ended March 31, 2024.

The Company estimates stock awards fair value on the date of grant using the Black-Scholes valuation, with the vesting being subject to service requirements. The Company accounts for forfeitures when they occur.

Restricted Stock Units (RSUs)

RSUs vest based on a service requirement and a liquidity event plus service requirement. The following table summarizes RSU activities during the three months ended March 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2024	213,254	$22.88
Granted	6,049	4.30
Vested and released	(82,239)	21.50
Forfeited	—	—
RSUs outstanding - March 31, 2025	137,064	$22.89
Unvested balance as of March 31, 2025	137,064	$22.89

During the three months ended March 31, 2025, 4,481 shares were used to settle grantee's tax withholding obligations for vesting of restricted stock units.

In addition to the RSUs in the table above, in connection with the Merger, the Company assumed 24,700 RSUs which were fully vested at the time of the Merger. The RSUs were releasable upon set timeframes after completion of the Merger. The 17,000 RSUs that were unreleased as of December 31, 2024 were released in January 2025.

2024 Employee Stock Purchase Plan

In October 2024, the Board adopted the 2024 Employee Stock Purchase Plan (the “2024 ESPP”), which became effective immediately upon completion of the Merger. As of March 31, 2025, no shares have been issued under the 2024 ESPP.

Share-Based Compensation Expense

The following table shows the allocation of share-based compensation expense related to the Company’s share-based awards (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$1,317	$37
General and administrative	1,428	70
Total	$2,745	$107

11. Income Taxes

In accordance with GAAP, a valuation allowance should be provided if it is more likely than not that some or all of the Company’s deferred tax assets will not be realized. The Company’s ability to realize the benefit of its deferred tax assets will depend on the generation of future taxable income. Due to the uncertainty of future profitable operations and taxable income, the Company has recorded a full valuation allowance against its net deferred tax assets. The Company believes its tax filing positions and deductions related to tax periods subject to examination will be sustained upon audit and, therefore, has no reserve for uncertain tax positions.

12. Commitments and Contingencies

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

Indemnification

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs because of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its financial statements as of March 31, 2025.

Severance

A former officer of the Company terminated his employment with the Company on May 24, 2024 and entered into a separation agreement and release on that date. The separation agreement and release provides for payments and benefits including continuing payments of base salary for a period of 14 months following termination of employment, payment for or reimbursement for COBRA premiums for up to 14 months following termination of employment, a full accelerated vesting of his equity awards and extension of the post-termination exercise period applicable to his Options through the earlier of 12 months following termination of service or the applicable option expiration date. As of March 31, 2025 and December 31, 2024, $170,000 and $326,000, respectively, remained unpaid and was included in accrued compensation. The related RSU shares were released in January 2025. No expense was recorded for these severance benefits for the three months ended March 31, 2025 or 2024.

Certain Reneo employees became employees of the Company to assist with the Merger transition through December 31, 2024 at which time they were terminated and received severance benefits in accordance with the Reneo severance agreements. As of March 31, 2025, the December 31, 2024 balance of $154,000 was fully paid. No expense was recorded for these severance benefits for the three months ended March 31, 2025 or 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Legacy OnKure’s audited financial statements and the related notes for the years ended December 31, 2024 and 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2024, and subsequent filings. Unless otherwise indicated, all references in this Quarterly Report on Form 10-Q to “OnKure,” the “Company,” “we,” “our,” “us,” or similar terms refer to OnKure Therapeutics, Inc. and its subsidiaries after completion of the Merger. In addition, references to “Reneo” refer to the Company prior to the completion of the Merger.

Forward-Looking Statements

In addition to historical financial information, this discussion and analysis contains forward-looking statements based upon our current beliefs, estimates, plans, and expectations that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those contained in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “project,” “positioned,” “potential,” “seek,” “should,” “target,” “will,” “would” or the negative of these terms or other similar expressions.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery and development of precision medicines that target biologically validated drivers of cancers underserved by available therapies. Using a structure- and computational chemistry-driven drug design platform, we are committed to improving clinical outcomes for patients by building a robust pipeline of small molecule drugs designed to selectively target specific mutations thought to be key drivers of cancer. By improving selectivity for the oncogenic and mutated form of these cancer-driver proteins, we aim to discover and develop drugs with improved safety and efficacy by sparing toxicity that arises from non-selective inhibition of the non-mutated (or wild-type) version of the protein. We work under the belief that inhibiting target proteins with specific mutations instead of wild-type variants should enable precise patient selection that will, in turn, improve the probability of clinical success. We designed our current product candidates utilizing disciplined medicinal chemistry, x-ray crystallography, and computational chemistry to inhibit specified mutated versions of PI3Kα, a key mediator in cancer growth signaling. Our lead product candidate, OKI-219, is a highly selective inhibitor of PI3KαH1047R that has a much smaller impact on PI3KαWT. We plan to initially focus on the development of OKI-219 in patients with advanced breast cancer of genetic subtypes that are (a) both HR+ and HER2-; and (b) HER2+. We believe we can potentially expand the application of OKI-219 by conducting appropriate clinical trials in earlier lines of treatment within breast cancer, other subtypes of breast cancer, and potentially in other solid tumors. OKI-219 is currently in a first-in-human Phase 1a/1b clinical trial.

Merger

On the Closing Date, Reneo consummated the previously announced Merger pursuant to the terms of the Merger Agreement, by and among Reneo, Merger Sub I, Merger Sub II, and Legacy OnKure.

Pursuant to the Merger Agreement, on the Closing Date, (i) Reneo effected a reverse stock split of Reneo’s issued common stock at a ratio of 1:10, (ii) Reneo changed its name to “OnKure Therapeutics, Inc.”, (iii) Reneo reclassified all of its common stock as “Class A Common Stock” or “Class B Common Stock”, and (iv) Radiate Merger Sub I merged with and into Legacy OnKure, with Legacy OnKure as the surviving company in the Merger and, after giving effect to such Merger, Legacy OnKure becoming a wholly owned subsidiary of OnKure

Therapeutics, Inc.

Concurrently with the closing of the Merger, Reneo completed a private placement with certain investors (the “Concurrent Investors”) to purchase 2,839,005 shares of Common Stock at a price per share of approximately $22.895 per share for an aggregate purchase price of approximately $65.0 million, including the conversion of outstanding convertible notes and accrued but unpaid interest thereon held by certain Legacy OnKure investors (the “Concurrent Financing”). In connection with the Concurrent Financing, Reneo entered into a registration rights agreement with certain investors, pursuant to which Reneo agreed to use commercially reasonably efforts to prepare and file a registration statement with the SEC within 45 calendar days after the Closing Date, registering the resale of the shares of Common Stock issued pursuant to the Concurrent Financing, which was filed in October 2024. Immediately after the effective time of the Merger, following the consummation of the Concurrent Financing, shares received by Legacy OnKure stockholders represented approximately 53.6%, pre-Merger Reneo shares outstanding represented approximately 25.1%, and the shares purchased in the Concurrent Financing represented approximately 21.3% of our outstanding Common Stock.

As of the open of trading on October 7, 2024, our Common Stock began trading on Nasdaq under the symbol “OKUR.”

Macroeconomic and Geopolitical Considerations

Our business and operations may be negatively affected by macroeconomic, geopolitical, and regulatory developments, including inflation, instability in the banking and financial services sector, tightening of the credit markets, international conflicts, cybersecurity, tariffs, sanctions, export controls, government policy positions, and changes in regulatory agencies with oversight of our operations. These developments could affect our supply chain, manufacturing processes, regulatory compliance costs, regulatory approval timelines, and cross-border operations. Further, it is possible that U.S. and non-U.S. government policy changes and related uncertainty about policy changes could increase market volatility and our operating expenses. The extent, severity, and duration of the impacts of these events and conditions on our business cannot be predicted and may not be fully reflected in our results of operations until future periods. If economic uncertainty continues or increases, or if the global economy worsens, our business, financial condition, and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events and conditions on our business, financial condition, and operating results, see the section titled “Risk Factors” included in this Quarterly Report.

Financial Overview

Since our inception, our operations have primarily focused on raising capital, establishing and protecting our intellectual property portfolio, organizing and staffing our company, business planning, and conducting preclinical and clinical development of and manufacturing development for our product candidates. We do not have any product candidates approved for sale, have not generated any revenue from product sales, and do not expect to generate revenues from the commercial sale of any products for the foreseeable future, if ever. Since inception, we have incurred significant operating losses. Our net losses were $15.9 million and $52.7 million for the three months ended March 31, 2025 and the year ended December 31, 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $170.6 million and cash and cash equivalents of $96.7 million.

We have funded our operations primarily through private placements of our common stock and preferred stock and issuance of convertible debt. As of March 31, 2025, we believe our cash resources are sufficient to fund our planned operations for at least the next 12 months from the date of issuance of these financial statements.

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
•
expenses incurred under agreements with CROs, which are investigative sites that conduct our clinical trials, other clinical trial-related vendors, and clinical consultants;
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

Conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. As we initiate new clinical trials, our research and development expenses may increase. Product candidates in later stages of development generally have higher development costs than those in earlier stages. As a result, we expect that our research and development expenses will increase substantially over the next several years as we advance product candidates through preclinical studies into and through clinical trials, continue to discover and develop additional product candidates, undertake activities to expand, maintain, protect, and enforce our intellectual property portfolio, and hire additional research and development personnel.

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

General and Administrative

General and administrative expenses consist primarily of salaries, bonuses and related benefits, share-based compensation, and severance and retention benefits related to our executive, finance, and administrative functions, professional fees for auditing, tax, consulting, and legal services, as well as insurance, board of director compensation, consulting, and other administrative expenses. We recognize general and administrative expenses in the periods in which they are incurred.

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

Interest Expense

Interest expense consists primarily of interest expense generated from our convertible notes payable, which were issued in 2024 and converted at the time of the Merger in 2024.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended
	March 31,
	2025	2024	$ Change
	(in thousands, except share and per share amounts)
Operating expenses:
Research and development	$13,012	$8,566	$4,446
General and administrative	3,988	1,265	2,723
Total operating expenses	17,000	9,831	7,169
Loss from operations	(17,000)	(9,831)	(7,169)
Other income:
Interest income	1,075	295	780
Net loss and comprehensive loss	$(15,925)	$(9,536)	$(6,389)

Research and Development Expenses

Research and development expenses were $13.0 million for the three months ended March 31, 2025 compared to $8.6 million for the three months ended March 31, 2024. The increase of $4.4 million was primarily due to a $1.9 million increase in personnel-related costs, including $1.2 million of increased share-based compensation charges. The increase was also the result of a $1.7 million increase in clinical trial and outsourced manufacturing expenses, and a $0.8 million increase in outsourced research expenses.

We expect research and development expenses in 2025 to be higher than 2024 due to continued efforts to advance our clinical and preclinical programs.

General and Administrative Expenses

General and administrative expenses were $4.0 million for the three months ended March 31, 2025 and $1.3 million for the three months ended March 31, 2024. The increase of $2.7 million was primarily due to $1.6 million in increased personnel-related costs, including $1.2 million of increased share-based compensation charges. In addition, legal expenses and director compensation, consulting, and other professional service fees, including audit fees and insurance, increased by $0.9 million.

We expect general and administrative expenses in 2025 to be higher than 2024 as we operate as a public company for the full year in 2025.

Other Income

Other income was $1.1 million for the three months ended March 31, 2025 compared to $0.3 million of interest income for the three months ended March 31, 2024. The change was primarily due to an increase in interest income due to an increase in cash and cash equivalents available to invest during the quarter ended March 31, 2025 as compared to the quarter ended March 31, 2024.

We expect other income in 2025 to be higher than 2024 with higher average available cash available to invest during 2025.

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

We have funded our operations primarily through private placements of equity and convertible debt. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our planned operations for at least the next 12 months from the date of issuance of our unaudited condensed consolidated financial statements for the quarter ended March 31, 2025.

Funding Requirements

Our primary uses of cash to date have been to fund our research and development activities, including with respect to our PI3Kα and other programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these activities.

We have never generated any revenue from product sales and do not expect to generate any meaningful product revenue unless and until we obtain regulatory approval for our product candidates, and management does not know when, or if, that will occur. Until we can generate significant revenue from product sales, if ever, we will continue to require substantial additional capital to develop our product candidates and fund operations for the foreseeable future. We are subject to all the risks inherent in the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may harm our business.

In order to complete the development of our product candidates and to build the sales, marketing, and distribution infrastructure that we believe will be necessary to commercialize product candidates, if approved, we will require substantial additional capital. Accordingly, until such time that we can generate a sufficient amount of revenue from product sales or other sources, we expect to seek to raise any necessary additional capital through equity financings, debt financings, or other capital sources, which could include income from collaborations, partnerships, licensing, or other strategic arrangements with third parties. To the extent that we raise additional capital through equity financings or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our own Common Stock, make certain investments, or engage in merger, consolidation, licensing or asset sale transactions. If we raise capital through collaborations, partnerships, or other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional capital from these sources on favorable terms, or at all.

Our ability to secure capital is dependent upon a number of factors, including our success in developing our product candidates. The failure to obtain sufficient capital on acceptable terms when needed could have a material adverse effect on our business, results of operations, or financial condition, including requiring us to delay, reduce, or curtail our research, product development, or future commercialization efforts. We may also be required to license rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot provide assurance that we will ever generate positive cash flow from operating activities.

Our future funding requirements will depend on many factors, including:

•
the scope, timing, progress, results, and costs of researching and developing OKI-219, and conducting preclinical studies and clinical trials;
•
the scope, timing, progress, results and costs of researching and developing other product candidates that we may pursue;
•
the costs, timing, and outcome of regulatory review of our product candidates;
•
the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution for our product candidates for which we receive marketing approval;
•
the costs of manufacturing commercial-grade products and producing sufficient inventory to support commercial launch;
•
the revenue, if any, received from commercial sales of our products, should our product candidates receive marketing approval;
•
the cost and timing of attracting, hiring, and retaining skilled personnel to support our operations and continued growth;
•
the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending intellectual property-related claims;
•
our ability to establish, maintain, and derive value from collaborations, partnerships, or other marketing, distribution, licensing, or other strategic arrangements with third parties on favorable terms, if at all;
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

Cash Flows

The following table summarizes our cash flows for the periods indicated, in thousands:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(14,005)	$(10,629)
Investing activities	(18)	(9)
Financing activities	(77)	10
Net decrease in cash and cash equivalents	$(14,100)	$(10,628)

Cash Flows from Operating Activities

Cash used in operating activities during the three months ended March 31, 2025 was $14.0 million. This consisted primarily of a net loss of $15.9 million, a net decrease in operating assets and liabilities of $1.0 million, and non-cash share-based compensation of $2.7 million.

Cash used in operating activities during the three months ended March 31, 2024 was $10.6 million. This consisted primarily of a net loss of $9.5 million, and a net decrease in our operating assets and liabilities of $1.4 million, partially offset for share-based compensation and depreciation and amortization.

Cash Flows from Investing Activities

Cash used in investing activities was $18 thousand and $9 thousand for the three months ended March 31, 2025 and 2024, respectively, and related to purchase of property and equipment.

Cash Flows from Financing Activities

Cash used in financing activities during the three months ended March 31, 2025 was $77 thousand and related to payment of issuance costs from the Concurrent Financing and reverse recapitalization transaction costs in connection with the Merger.

Cash provided by financing activities during the three months ended March 31, 2024 was $10 thousand and related to proceeds from the sale of shares of Common Stock in connection with equity plans.

Material Cash Requirements

The discussion below summarizes our significant contractual obligations and commitments as of March 31, 2025.

Leases. See Note 5 of Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our leases, including the future operating lease minimum payments.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Our critical accounting policies are described in our audited financial statements and the related notes for the years ended December 31, 2024 and 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2024, and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2025, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements

See Note 2 of Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 under the Exchange Act and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our principal executive officer and our principal financial officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

RISK FACTORS

You should carefully consider the risks described below, as well as the other information in this Quarterly Report, including our unaudited condensed consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other public filings in evaluating our business. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our common stock.

Summary Risk Factors

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
•
The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA, EMA, or other comparable foreign regulatory authorities.
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
•
We rely, and expect to continue to rely, on third parties, including independent clinical investigators and CROs, to conduct, supervise, and monitor certain aspects of our clinical trials and preclinical studies. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements, and meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates, or such approval or commercialization may be delayed, and our business could be substantially harmed.
•
Our success is highly dependent on our ability to attract and retain highly skilled executive officers and employees.
•
The market price of our Class A Common Stock has been and is expected to continue to be volatile.
•
We will need substantial additional funding before we can complete the development of our product candidates. If we are unable to obtain such additional capital on favorable terms, on a timely basis, or at all, we would be forced to delay, reduce or eliminate our product development and clinical programs and may not have the capital required to otherwise operate our business.
•
Our Amended Certificate of Incorporation, our Amended Bylaws, and provisions of Delaware law could make acquiring us more difficult and may prevent attempts by our stockholders to replace or remove our management.
•
As a result of the Merger, we are subject to the SEC requirements applicable to reporting shell company business combinations. As a result, we are subject to more stringent reporting requirements, offering limitations, and resale restrictions than some other companies.
•
A robust trading market for our Class A Common Stock may not develop, and the holders of our Class A Common Stock may not be able to resell their shares of our Class A Common Stock for a profit, if at all.
•
We could be subject to securities class action litigation, which is expensive and could divert management attention.
•
Our executive officers, directors, and principal stockholders have the ability to control or significantly influence all matters submitted to our stockholders for approval.

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

We have incurred significant net losses in each reporting period since inception, have not generated any revenue from the sale of products, and have funded our operations primarily from the sale and issuance of equity securities and convertible debt. Our net losses were $15.9 million and $52.7 million for the three months ended March 31, 2025 and the year ended December 31, 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $170.6 million. We have no products approved for sale. As a result, we expect that it will be many years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses to discover, develop and market additional product candidates.

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

We have never generated any revenue from commercial product sales. To become and remain profitable, we must develop and eventually commercialize product candidates with significant market potential, which will require us to be successful in a range of challenging activities. These activities can include completing preclinical studies and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing, and selling those products that are approved and satisfying any post-marketing requirements. We do not anticipate generating any revenue from product sales for many years. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives, including:

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

•	successful commercial launch following any marketing approval, including the development of a commercial infrastructure, whether in-house or with one or more collaborators;

•	a continued acceptable safety profile following any marketing approval of our product candidates;

•	commercial acceptance of our product candidates by patients, the medical community, and third-party payors;

•	satisfying any required post-marketing approval commitments to applicable regulatory authorities;

•	identifying, assessing, and developing new product candidates;

•	obtaining, maintaining, and expanding patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•	defending against third-party interference or infringement claims, if any;

•	entering into, on favorable terms, any collaboration, licensing, or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;

•	obtaining and maintaining coverage and adequate reimbursement by third-party payors for our product candidates;

•	addressing any competing therapies and technological and market developments; and

•	attracting, hiring, and retaining qualified personnel.

We may never be successful in achieving our objectives and, even if we do, may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease our value and could impair our ability to maintain or further our research and development efforts, raise additional necessary capital, grow our business, and continue our operations.

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

We have not previously submitted an NDA to the FDA or similar approval filings to a comparable foreign regulatory authority for any product candidate. An NDA or other relevant regulatory filing must include extensive nonclinical and clinical data and supporting information to establish that the product candidate is safe and effective for each desired indication. The NDA or other relevant regulatory filing must also include significant information regarding the chemistry, manufacturing, and controls for the product candidate. We cannot be certain that our current or future product candidates will be successful in clinical trials or receive regulatory approval. If we do not receive regulatory approvals for current or future product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approval to market a product candidate, our revenue will depend, in part, upon the size of the markets in the territories for which we receive regulatory approval and have commercial rights, the availability of competitive therapies and whether there are sufficient levels of reimbursement and adoption by physicians.

We will need substantial additional funding before we can complete the development of our product candidates. If we are unable to obtain such additional capital on favorable terms, on a timely basis or at all, we would be forced to delay, reduce, or eliminate our product development and clinical programs and may not have the capital required to otherwise operate our business.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We have not generated any revenues from the commercial sale of products and will not be able to generate any product revenues until, and only if, we receive approval to sell our product candidates from the FDA or other regulatory authorities. Our cash, cash equivalents and short-term investments are expected to fund operations into the fourth quarter of 2026. However, as we have not generated any revenue from commercial sales to date and do not expect to generate any revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our general corporate activities and to fund our research and development, including our currently planned clinical trials and plans for new clinical trials and product development.

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

We are currently evaluating OKI-219 in a Phase 1 clinical trial. We will be required to demonstrate thorough, adequate, and well controlled clinical trials that OKI-219 is safe and effective, with a favorable benefit-risk profile, for use in its target indication before we can seek regulatory approvals for its commercial sale. Our initial clinical trials will begin with relatively small cohorts before expanding in size in subsequent cohorts. If safety issues arise in an early cohort, we may be delayed or prevented from subsequently expanding into larger trial cohorts. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of OKI-219. We are not permitted to market or promote any product candidate before we receive marketing approval from the FDA, European Medicines Agency (“EMA”) or any comparable foreign regulatory authorities, and we may never receive such marketing approvals.

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

In addition, the FDA and other regulatory authorities may change their policies, issue additional regulations or revise existing regulations, or take other actions, such as those implemented by the Department of Government Efficiency, which may prevent or delay approval of our products under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may have obtained. In view of the overturning of the Chevron doctrine in Loper Bright Enterprises v. Raimondo, this Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies. Additionally, changes in the leadership of the FDA and other federal agencies under the current U.S. presidential administration may also lead to new policies and changes in the regulations and operations of the FDA, which may impact our clinical development plans.

Further, under the new leadership at the HHS under the current U.S. presidential administration, agency reorganization, mass layoffs due to the reduction in force initiative, and other measures implemented by the Department of Government Efficiency may impact the normal operations of FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. In January 2025, an executive order entitled “Unleashing Prosperity Through Deregulation”, was issued calling for at least ten existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. Elimination of agency guidance documents could interfere with FDA programs or lead to more Complete Response Letters or refusals to approve products. It is unclear how our industry and our clinical programs will be affected by policies and regulations implemented under the current U.S. presidential administration and FDA commissioner, or other executive orders. There is significant uncertainty in the industry regarding the ways in which federal agencies like the FDA will change in the coming years under the current U.S. presidential administration. To the extent the agency reorganization and other agency changes lead to disruptions in FDA’s operations, our correspondence and regulatory review processes with FDA may be materially delayed.

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

Our product candidates may cause significant adverse events, toxicities, or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could prevent regulatory approval, prevent market acceptance, limit their commercial potential, or result in significant negative consequences.

If our product candidates are associated with undesirable side effects or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs, we may need to interrupt, delay, or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition, and prospects significantly.

Patients in our ongoing and planned clinical trials may suffer significant adverse events or other side effects not observed in our preclinical studies or previous clinical trials. Patients treated with our product candidates may also be undergoing surgical, radiation, and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, it is expected that some of the patients enrolled in our clinical trials will die or experience major clinical events either during the course of our clinical trials or after participating in such trials.

If significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA, and other comparable regulatory authorities or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition, and prospects. Further, if any of our product candidates obtains marketing approval, toxicities associated with such product candidates previously not seen during clinical testing may also develop after such approval and lead to a requirement to conduct additional clinical safety trials, additional contraindications, warnings and precautions being added to the drug label, significant restrictions on the use of the product, or the withdrawal of the product from the market. We cannot predict whether our product candidates will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval based on preclinical studies or early-stage clinical trials.

The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA, EMA, or other comparable foreign regulatory authorities.

We will be required to demonstrate with substantial evidence through well controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future clinical trials will be successful. For example, we previously decided to cease developing another product candidate, known as OKI-179, despite promising early data. In addition, in December 2024, we announced preliminary safety, tolerability and PK data from PIKture-01, with a cutoff date of October 28, 2024, which supported our initiation of Part 1b of PIKture-01. These data are considered preliminary and do not include efficacy data. We plan to provide additional data in the second half of 2025. We cannot predict whether these additional data will be consistent with the preliminary data announced in December 2024, or whether the data will be positive or consistent with our preliminary data. If the additional data from PIKture-01 are not positive or fail to support further advancement of OKI-219, we could experience volatility or a substantial decline in our stock price. Further, even if such data are positive and we decide to pursue future clinical trials of OKI-219, these trials may not be successful.

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

In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dose and dosing regimen and other trial protocols, and the rate of dropout among clinical trial participants. Patients treated with our product candidates may also be undergoing surgical, radiation, and chemotherapy treatments and may be using other approved products or investigational new drugs, which can cause side effects or adverse events that are unrelated to our product candidates. As a result, assessments of efficacy can vary widely for a particular patient, and from patient to patient and site to site within a clinical trial. This subjectivity can increase the uncertainty of, and adversely impact, our clinical trial outcomes.

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

•

the number of patients required for clinical trials may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;

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

Interim, initial, “top-line,” and preliminary data from clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, preliminary, or top-line data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their condition. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, preliminary and top-line data should be viewed with caution until the final data are available. We also make assumptions, estimations, and calculations, and draw conclusions, as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies or trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. For example, in December 2024, we announced preliminary safety, tolerability and PK data from PIKture-01, with a cutoff date of October 28, 2024, which supported our initiation of Part 1b of PIKture-01. These data are considered preliminary and do not include efficacy data. We plan to provide additional data in the second half of 2025. We cannot predict whether these additional data will be consistent with the preliminary data announced in December 2024, or whether the data will be positive or consistent with our preliminary data. If the additional data from PIKture-01 are not positive or fail to support further advancement of OKI-219, we could experience volatility or a substantial decline in our stock price. Further, even if such data are positive and we decide to pursue future clinical trials of OKI-219, these trials may not be successful.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses, or may interpret or weigh the importance of data differently, which could impact the value of the particular program or the approvability or commercialization of the particular product candidate and could have a material adverse effect on the success of our business. In addition, the information we choose to disclose publicly regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the interim, top-line, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our product candidates may be harmed, which could harm our business, results of operations, prospects or financial condition. Further, disclosure of interim, top-line, or preliminary data by us or by our competitors could result in volatility in the price of our Class A Common Stock.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates progress through preclinical and clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of product candidates, and jeopardize our ability to commercialize our product candidates, if approved, and generate revenue.

We may develop programs in combination with other therapies, which exposes us to additional risks.

We intend to develop OKI-219, and may develop any other product candidate we develop, in combination with one or more currently approved cancer therapies or therapies in development. Patients may not be able to tolerate our product candidates in combination with other therapies, or dosing of our product candidates in combination with other therapies may have unexpected consequences. Even if any of our product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to risks that the FDA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidates, or safety, efficacy, manufacturing, or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates may be approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates or our products being removed from the market or being less successful commercially. If the FDA or other comparable foreign regulatory authorities do not approve or revoke their approval of these other therapies, or if safety, efficacy, commercial adoption, manufacturing, or supply issues arise with the therapies we choose to evaluate in combination with our product candidates, we may be unable to obtain approval of or successfully market any or all of the product candidates we develop.

Additionally, if the third-party providers of therapies or therapies in development used in combination with our product candidates are unable to produce sufficient quantities for clinical trials or for commercialization of our product candidates, or if the cost of combination therapies is prohibitive, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations, and growth prospects.

We face substantial competition which may result in others discovering, developing, or commercializing products before or more successfully than we do.

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

Many of our competitors, either alone or with their collaborators, have significantly greater financial resources, established presence in the market, and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement, and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Additional mergers and acquisitions may result in even more resources being concentrated in our competitors. As a result of these factors, our competitors may succeed in obtaining approval from the FDA, EMA, or other comparable foreign regulatory authorities or in discovering, developing, and commercializing product candidates in our field before we do.

There are multiple PI3Kα-pathway targeted agents either approved or under clinical development that will potentially compete with OKI-219 and our PI3Kα-targeted portfolio. Alpelisib (Piqray, a PI3Kα-selective inhibitor marketed by Novartis) and capivasertib (Truqap, an AKT1 inhibitor marketed by AstraZeneca) are marketed medicines, both of which are approved for the treatment of PI3Kα-mutated breast cancer patients in combination with the selective estrogen receptor degrader (“SERD”) fulvestrant. Additionally, the PI3Kα-selective inhibitor inavolisib (ItovebiTM) has been approved in combination with the SERD fulvestrant and the CDK4/6 inhibitor palbociclib (IbranceTM) in endocrine resistant HR+/Her2- locally advanced or metastatic breast cancer.

We are also aware of several novel PI3K-targeted therapies that are in clinical development. These include both multiple non-mutation-selective PI3K inhibitors (gedatolisib) (Celcuity Inc.); MEN1611 (Menarini) and TOS-358 (Totus Medicines) and inhibitors designed to have greater selectivity for mutated PI3Kα, including RLY-2608 (Relay Therapeutics), STX-478 (Loxo Oncology), and SNV4818 (Synnovation Therapeutics). Multiple other companies have disclosed or published research efforts in PI3K inhibitors that are at an early stage, but could potentially advance to the clinical trial stage. Finally, there are numerous other investigational therapies, spanning many modalities that are being evaluated preclinically and in clinical trials for breast cancer.

Our commercial potential could be reduced or eliminated if our competitors develop and commercialize products that are safer or more effective, have fewer or less severe side effects, or are more convenient or less expensive than products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we can, which could make our development more complicated or result in our competitors establishing a strong market position before we are able to enter the market.

Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive, or not economical. If we are unable to compete effectively, our opportunity to generate revenue from the sale of our product candidates, if approved, could be adversely affected.

Even if OKI-219 or any other product candidate receives marketing approval, they may fail to achieve market acceptance among physicians, patients, third-party payors, and others in the medical community.

If OKI-219 or any other product candidate that we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. The degree of market acceptance of OKI-219 or any other product candidate that we develop, if approved for commercial sale, will depend on a number of factors, including:

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

If OKI-219 or another product candidate is approved, we must build marketing, sales, distribution, managerial, and other non-technical capabilities or make arrangements with third parties to perform these services for each of the territories in which we intend to sell and market our product candidates. We may not be successful in accomplishing these required tasks.

Establishing and building out an internal sales and marketing team with technical expertise and supporting distribution capabilities to commercialize our product candidates will be expensive and time-consuming and will require significant attention of our executive officers to manage. Any failure or delay in the development of our internal sales, marketing, and distribution capabilities could adversely impact the commercialization of any of our product candidates that we obtain approval to market, if we do not have arrangements in place with third parties to provide such services on our behalf. Alternatively, if we choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems, we will be required to negotiate and enter into arrangements with such third parties relating to the proposed collaboration. If we are unable to enter into such arrangements when needed, on acceptable terms, or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval, or any such commercialization may experience delays or limitations. If we are unable to successfully commercialize our approved product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer, and we may incur significant additional losses.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products, if approved.

Our business exposes us to significant product liability risks inherent in the development, testing, manufacturing, and marketing of therapeutic treatments. Product liability claims could delay or prevent completion of our development programs. If our product candidates are approved for marketing, such claims could still result in an FDA, EMA, or other regulatory authority investigation of the safety and effectiveness of such products, our manufacturing processes and facilities or our marketing programs. These investigations could potentially lead to a recall of our products or more serious enforcement actions, limitations on the approved indications for which they may be used or suspension, or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in injury to our reputation, withdrawal of clinical trial participants, costs to defend the related litigation, a diversion of management’s time and our resources, initiation of investigations by regulators, substantial monetary awards to patients or other claimants, the inability to commercialize our product candidates, and decreased demand for our product candidates, if approved for commercial sale. We currently have product liability insurance that we believe is appropriate for our stage of development and may need to obtain higher levels prior to marketing any of our product candidates, if approved. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business and cause the price of our Class A Common Stock to decline. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to maintain or obtain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses, including those caused by product liability claims.

Any product candidates we develop may become subject to unfavorable third-party coverage and reimbursement practices, as well as pricing regulations.

The availability and extent of coverage and adequate reimbursement by third-party payors, including government health administration authorities, private health coverage insurers, managed care organizations, and other third-party payors, is essential for most patients to be able to afford expensive treatments. Sales of any of our product candidates that receive marketing approval will depend substantially, both in the United States and internationally, on the extent to which the costs of such product candidates will be covered and reimbursed by third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize an adequate return on investment. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize any product candidate for which we obtain marketing approval.

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

Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly challenging the price, examining the medical necessity, and reviewing the cost effectiveness of medical product candidates. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third-party payors may limit coverage to specific product candidates on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. We may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost effectiveness of our products. Nonetheless, our product candidates may not be considered cost effective. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be.

Outside the United States, the commercialization of therapeutics is generally subject to extensive governmental price controls and other market regulations, and we believe that the increasing emphasis on cost containment initiatives in Europe, Canada, and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as our product candidates. In many countries, particularly the countries of the European Union, medical product prices are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after a product receives marketing approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of a product candidate to other available therapies. In general, product prices under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

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

Increased tariffs on imports, including tariffs imposed by the United States and China, other trade restrictions, or a global trade war could increase our costs and materially and adversely affect our business operations and financial condition.

Our business could be negatively affected by tariffs, trade restrictions, and other governmental protectionist measures, any of which can be imposed suddenly and unpredictably. For example, following Russia’s invasion of Ukraine, the United States and other countries imposed economic sanctions and severe export control restrictions against Russia and Belarus. The situation continues to evolve, and the United States, the EU, the United Kingdom, and other countries may implement additional sanctions, export controls, or other measures against Russia and other countries, regions, officials, individuals, or industries in the respective territories. Such sanctions and measures, as well as existing and potential further responses from Russia or other countries, could adversely affect the global economy and financial markets, as well as our business, financial condition, and results of operations, which may also magnify the impact of other risks described in this “Risk Factors” section.

There is also currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, trade regulations, and tariffs, and such uncertainty could continue under the current U.S. presidential administration. Recently, the administration has stated its intent to modify U.S. trade policy and, in some cases, to renegotiate, or potentially terminate, certain existing bilateral or multilateral trade agreements. It has also imposed or announced tariffs on certain imports, including a baseline tariff of 10% on virtually all imports and higher tariffs on imports from China. The administration also announced and subsequently paused higher tariffs on additional countries, including countries in the European Union, pending the outcome of trade negotiations. The U.S. Commerce Department has also announced an investigation into potential tariffs on pharmaceuticals, pharmaceutical ingredients, and derivative products, as well as semiconductors and other electronics. These tariffs could affect inputs to our products, as well as equipment, materials, or components that we import into the United States from our suppliers, which could significantly impact the cost of these items. Retaliatory tariffs could also negatively affect our ability to export and sell our potential products into those countries. If these tariffs continue, if additional tariffs are placed, or if any related countermeasures are taken by China, the United States, or other countries, our business, financial condition, and results of operations may be materially harmed.

Trade restrictions, tariffs, and other general economic or political conditions may limit our ability to obtain key materials, components, or equipment for our products or significantly increase supply chain costs and other expenses associated with our business, which could further materially and adversely affect our results of operations, financial condition, and prospects. We may not be able to forecast such impacts accurately. Although we continue to work with our vendors to mitigate our exposure to current or potential tariffs and trade restrictions, we cannot assure you that we will be able to offset any increased costs or supply shortages. The ultimate impact of any tariffs or trade restrictions will depend on various factors, including the timing of implementation and the duration, amount, scope, and nature of the tariffs and trade restrictions. If we are not successful in offsetting the impact of any such tariffs or trade restrictions, our operating results may be adversely affected.

The tariffs are subject to a number of uncertainties as they are implemented, including future adjustments and changes. The ultimate reaction of other countries and the impact of these tariffs or other actions on the United States, the global economy, and our business, financial condition, and results of operations, cannot be predicted at this time, nor can we predict the impact of any other developments with respect to global trade. Further, the imposition of additional tariffs by the United States could result in the adoption of additional tariffs by other countries, as well as export controls and further retaliatory actions by any affected country. Any resulting trade war could negatively affect the global market for pharmaceuticals and could have a significant adverse effect on our business. These developments may have a material adverse effect on global economic conditions and the stability of global financial markets, and they may significantly reduce global trade. Any of these factors could depress economic activity, restrict our access to potential customers, and have a material adverse effect on our business, financial condition, and results of operations.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, statutory, regulatory and policy changes, and other events that may otherwise affect the FDA’s ability to perform routine functions. Changes in the leadership of the FDA and other federal agencies under the current U.S. presidential administration, as well as policy changes including return-to-office directives, hiring freezes, and layoffs, may also lead to changes in the operations of the FDA, which may have a material impact on the industry. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad, including as a result of the current U.S. presidential administration. Any such changes imposed on us could adversely affect the operation of our business.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal, and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict what initiatives may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare or impose price controls may adversely affect:

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

We may be subject to federal and state healthcare fraud and abuse laws, false claims laws, transparency laws, and health information privacy and security laws, which could expose us to, among other things, criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens, and diminished profits and future earnings.

Our current and future arrangements with healthcare professionals, clinical investigators, CROs, and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we plan to market, sell and distribute products for which we obtain marketing approval.

Laws that may affect our ability to operate include, but are not limited to:

•

the federal AKS, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering, or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item, or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection. Violations are subject to civil and criminal fines and penalties, plus up to three times the remuneration involved, imprisonment and exclusion from government healthcare programs;

•

federal civil and criminal false claims laws, including the FCA, which can be enforced through civil “qui tam” or “whistleblower” actions, and civil monetary penalty laws, which impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting or causing to be presented claims for payment or approval from Medicare, Medicaid, or other federal health care programs that are false or fraudulent; knowingly making or causing a false statement material to a false or fraudulent claim or an obligation to pay money to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing such an obligation. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the FCA. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the federal civil FCA, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;

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

Our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, suppliers, and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, suppliers, and vendors may engage in misconduct or other improper activities. Misconduct by these parties could include failures to comply with FDA regulations, provide accurate information to the FDA, comply with federal and state health care fraud and abuse laws and regulations, accurately report financial information or data, or disclose unauthorized activities to us. In particular, sales, marketing, and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Misconduct by these parties could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by these parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations.

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

In the United Kingdom (“UK”), the Data Protection Act of 2018 implements and complements the GDPR and is effective along with a version of the GDPR referred to as the UK GDPR. These regimes authorize significant fines, up to the greater of £17.5 million or 4% of global turnover, and expose us to two parallel regimes and potentially divergent enforcement actions. Further, aspects of data protection in the UK remain uncertain. On June 28, 2021, the European Commission issued an adequacy decision pursuant to which personal data generally may be transferred from the EU to the UK without restriction; however, this adequacy decision is subject to a four-year “sunset” period, after which it may be renewed. This decision may be revoked or modified at any time. Additionally, the UK’s Information Commissioner’s Office has issued standard contractual clauses to support personal data transfers out of the UK (“UK SCCs”). Regulatory guidance and other developments relating to cross-border personal data transfers, including the necessity of putting in place SCCs and UK SCCs, may increase the complexity of transferring personal data across borders and may require us to engage in additional contractual negotiations or to modify our policies and practices. Other jurisdictions also increasingly maintain laws and regulations addressing privacy, data protection, and cybersecurity. We may incur liabilities, expenses, and other operational losses under the GDPR and local laws of applicable EU member states, the UK, and other regions in connection with any measures we take to comply with them.

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

While we are working to diversify our supply chain beyond single-source suppliers, we expect to continue to rely on third-party manufacturers for the commercial supply of any of our product candidates for which we obtain marketing approval. We may be unable to maintain or establish required agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

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

If we engage in acquisitions, in-licensing or strategic partnerships, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

We may engage in various acquisitions and strategic partnerships in the future, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. Any acquisition or strategic partnership may entail numerous risks, including:

•	increased operating expenses and cash requirements;

•	the assumption of indebtedness or contingent liabilities;

•	the issuance of equity securities resulting in dilution to our stockholders;

•	assimilation of operations, intellectual property, products, and product candidates of an acquired company, including difficulties associated with integrating new personnel;

•	the diversion of management’s attention from our existing product candidates and initiatives in pursuing such an acquisition or strategic partnership;

•	loss of key personnel;

•	uncertainties in our ability to maintain key business relationships;

•	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and our existing products or product candidates; and

•	our inability to generate revenue from acquired intellectual property, technology, or products sufficient to meet our objectives or even to offset the associated transaction and maintenance costs.

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

•	creation of uniform standards, controls, procedures, policies, and information systems; and

•	potential unknown liabilities and unforeseen increased expenses, delays, or regulatory conditions associated with the Merger.

Many of the other biotechnology companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles, and a longer history in the industry than we do. These competitors also may provide higher compensation, more diverse opportunities, and better prospects for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can discover, develop and commercialize our product candidates will be limited and the potential for successfully growing our business will be harmed.

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

Our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws and provisions of Delaware law could make acquiring us more difficult and may prevent attempts by our stockholders to replace or remove our management.

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

A robust trading market for our Class A Common Stock may not develop, and the holders of our Class A Common Stock may not be able to resell their shares of our Class A Common Stock for a profit, if at all.

Prior to the Merger, there had been no public market for shares of Legacy OnKure capital stock. A robust trading market for our Class A Common Stock may never develop or be sustained. If an active market for our Class A Common Stock does not develop or is not sustained, it may be difficult for our stockholders to sell their shares of our Class A Common Stock at an attractive price or at all.

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

Reneo’s winddown of its historical operations, the suspension of development activities and the Merger, resulting in the conversion of Legacy OnKure into a public company, made us subject to the SEC requirements applicable to reporting shell company business combinations. As a result, we are subject to more stringent reporting requirements, offering limitations, and resale restrictions than some other companies.

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

•

we are an “ineligible issuer” through October 4, 2027, which will prevent us from (i) incorporating by reference in our Form S-1 filings, (ii) using a free writing prospectus or (iii) taking advantage of the well-known seasoned issuer (also known as a “WKSI”) status despite our public float;

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

If existing securityholders sell, or indicate an intention to sell, substantial amounts of our Class A Common Stock in the public market after legal restrictions on resale lapse, the trading price of our Class A Common Stock could decline. Of the outstanding shares of our Class A Common Stock, approximately 6,733,253 shares became available for sale in the public market as a result of the expiration of lock-up agreements. All other outstanding shares of our Class A Common Stock, other than shares held by our affiliates, are also freely tradable, without restriction, in the public market. In addition, shares of our Class A Common Stock that are subject to outstanding options or warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these shares are sold, the trading price of our Class A Common Stock could decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

No officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 6. Exhibits

EXHIBIT INDEX

Incorporated by Reference

Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith

2.1		Agreement and Plan of Merger, dated May 10, 2024, by and among Reneo Pharmaceuticals, Inc., Radiate Merger Sub I, Inc., Radiate Merger Sub II, LLC and OnKure, Inc.	8-K	5/13/2024	2.1

3.1		Amended and Restated Certificate of Incorporation, as amended.	8-K	10/8/2024	3.2

3.2		Amended and Restated Bylaws.	8-K	10/8/2024	3.3

4.1		Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated December 9, 2020.	S-1	3/19/2021	4.2

31.1		Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2		Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101. INS		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH		Inline XBRL Taxonomy Extension Schema Document				X

Exhibit Number	Description	Form	Filing Date	Number	Filed Herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

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

Date: May 6, 2025

ONKURE THERAPEUTICS, INC.

By:	/s/ Nicholas A. Saccomano, Ph.D.
Name:	Nicholas A. Saccomano, Ph.D.
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jason Leverone
Name:	Jason Leverone
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)