Form 10-Q
period 2025-06-30
OnKure Therapeutics, Inc.
filed 2025-08-12
CIK 1637715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 11, 2025, the registrant had 12,843,434 shares of Class A common stock, $0.0001 par value per share, and 686,527 shares of Class B common stock, $0.0001 par value per share, outstanding.

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

The financial statements included in this Quarterly Report on Form 10-Q include historical financial information of OnKure Therapeutics, Inc., including as of and for the three and six months ended June 30, 2025, unless otherwise indicated or as the context otherwise requires. In addition, except where otherwise indicated, the information in this Quarterly Report on Form 10-Q as of and for the periods prior to the effective time of the Merger gives effect to the Merger.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ONKURE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$83,374	$110,761
Prepaid expenses and other current assets	1,178	2,242
Total current assets	84,552	113,003
Property and equipment, net	821	1,025
Operating lease right-of-use asset	581	770
Other assets	116	109
Total assets	$86,070	$114,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,381	$2,968
Accrued expenses	4,660	7,026
Operating lease liabilities, current portion	556	536
Total current liabilities	7,597	10,530
Long-term operating lease liabilities	267	549
Other long-term liabilities	40	—
Total liabilities	7,904	11,079
Commitments and contingencies
Stockholders’ equity:
Common stock, Class A, $0.0001 par value; 200,000,000 shares authorized; 12,843,434 and 12,660,590 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1	1
Common stock, Class B, $0.0001 par value; 10,000,000 shares authorized; 686,527 shares issued and outstanding at both June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	264,204	258,551
Accumulated deficit	(186,039)	(154,724)
Total stockholders’ equity	78,166	103,828
Total liabilities and stockholders’ equity	$86,070	$114,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONKURE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands, except share and per share amounts)
Operating expenses:
Research and development	$12,613	$10,752	$25,625	$19,318
General and administrative	3,711	3,591	7,699	4,857
Total operating expenses	16,324	14,343	33,324	24,175
Loss from operations	(16,324)	(14,343)	(33,324)	(24,175)
Other income:
Interest income	934	230	2,009	526
Interest and other expense	—	(26)	—	(26)
Total other income and (expense)	934	204	2,009	500
Net loss and comprehensive loss	$(15,390)	$(14,139)	$(31,315)	$(23,675)

Net loss per share attributable to common stockholders:
Basic and diluted	$(1.14)	$(44.82)	$(2.33)	$(75.22)
Weighted average shares outstanding:
Basic and diluted	13,509,080	315,478	13,466,942	314,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONKURE THERAPEUTICS, INC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands, except share information)

(Unaudited)

							Additional		Total
	Convertible Preferred Stock		Class A Common stock		Class B Common stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2023	6,840,620	$129,825	313,747	$—	—	$—	$209	$(102,051)	$(101,842)
Issuance of Class A Common Stock for cash upon the exercise of stock options	—	—	1,002	—	—	—	10	—	10
Share-based compensation expense	—	—	—	—	—	—	107	—	107
Net loss	—	—	—	—	—	—	—	(9,536)	(9,536)
Balance, March 31, 2024	6,840,620	129,825	314,749	—	—	—	326	(111,587)	(111,261)
Issuance of Class A Common Stock for cash upon the exercise of stock options	—	—	1,130	—	—	—	10	—	10
Share-based compensation	—	—	—	—	—	—	1,813	—	1,813
Net loss	—	—	—	—	—	—	—	(14,139)	(14,139)
Balance, June 30, 2024	6,840,620	129,825	315,879	—	—	—	2,149	(125,726)	(123,577)
Issuance of Class A Common Stock for cash upon the exercise of stock options	—	—	344	—	—	—	6	—	6
Share-based compensation	—	—	—	—	—	—	77	—	77
Net loss	—	—	—	—	—	—	—	(11,556)	(11,556)
Balance, September 30, 2024	6,840,620	129,825	316,223	—	—	—	2,232	(137,282)	(135,050)
Conversion of Convertible Preferred Stock for Class A and B Common Stock in connection with the Merger	(6,840,620)	(129,825)	6,154,093	1	686,527	—	129,824	—	129,825
Issuance of Class A Common Stock in the Concurrent Financing, less issuance costs	—	—	2,571,736	—	—	—	54,428	—	54,428
Issuance of common stock to former stockholders of Reneo Pharmaceuticals, Inc. in the reverse recapitalization	—	—	3,343,604	—	—	—	65,499	—	65,499
Reverse recapitalization transaction costs of OnKure	—	—	—	—	—	—	(2,085)	—	(2,085)
Issuance of Class A Common Stock for the conversion of Convertible Promissory Notes	—	—	267,269				6,120		6,120
Issuance of Class A common stock for the settlement of restricted stock units	—	—	7,700	—	—	—	—	—	—
Adjustment for fractional shares in the reverse recapitalization	—	—	(35)	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	2,533	—	2,533
Net loss	—	—	—	—	—	—	—	(17,442)	(17,442)
Balance, December 31, 2024	—	$—	12,660,590	$1	686,527	$—	$258,551	$(154,724)	$103,828
Vesting of restricted stock units, net	—	—	94,758	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	2,745	—	2,745
Net loss	—	—	—	—	—	—	—	(15,925)	(15,925)
Balance, March 31, 2025	—	—	12,755,348	1	686,527	—	261,296	(170,649)	90,648
Vesting of restricted stock units	—	—	88,086	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	2,908	—	2,908
Net loss	—	—	—	—	—	—	—	(15,390)	(15,390)
Balance, June 30, 2025	—	$—	12,843,434	$1	686,527	$—	$264,204	$(186,039)	$78,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONKURE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
	(in thousands)
Cash flows from operating activities:
Net loss	$(31,315)	$(23,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	5,653	1,920
Depreciation and amortization	235	226
Amortization of right-of-use asset - operating	189	73
Amortization of debt issuance costs	—	1
Change in operating assets and liabilities:
Prepaid and other assets	1,057	(1,264)
Accounts payable, accrued and other liabilities	(2,876)	5,718
Lease liabilities	(262)	(101)
Other long-term liabilities	40	—
Net cash used in operating activities	(27,279)	(17,102)
Cash flows from investing activities:
Purchases of property and equipment	(31)	(19)
Net cash used in investing activities	(31)	(19)
Cash flows from financing activities:
Payment of issuance costs associated with the Concurrent Financing	(37)	—
Payment of reverse recapitalization transaction costs	(40)	—
Proceeds from issuance of convertible notes payable	—	6,000
Payment of issuance costs associated with the issuance of convertible notes payable	—	(142)
Proceeds from the issuance of common stock in connection with equity plans	—	20
Net cash (used in) provided by financing activities	(77)	5,878
Net decrease in cash and cash equivalents	(27,387)	(11,243)
Cash and cash equivalents, beginning of period	110,761	29,876
Cash and cash equivalents, end of period	$83,374	$18,633
Supplemental cash flow information:
Interest paid	$—	$—

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

Liquidity

The Company had recurring losses from operations, an accumulated deficit of $186.0 million and cash and cash equivalents of $83.4 million as of June 30, 2025. The Company’s ability to fund its ongoing operations is highly dependent upon raising additional capital through the issuance of equity securities, issuing debt or other financing vehicles.

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

Segment Information

The Company operates in one operating segment: clinical research. All equipment and other property and equipment are physically located within the United States. As a result of the adoption of ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, the Company has presented the three and six months ended June 30, 2024 amounts consistent with the corresponding 2025 period presentation.

Use of Estimates

The preparation of the Company’s consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Although these estimates are based on the Company’s knowledge of current events and actions it may take in the future, actual results may ultimately differ from these estimates. The most significant estimates relate to the accrual of external research and development expenses, and the fair value of stock options and restricted stock units.

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

Cash and Cash Equivalents

All highly liquid investments with maturities of 90 days or less, at the time of purchase, are classified as cash equivalents. Cash equivalents are reported at cost, which approximates fair value. The Company’s cash and cash equivalents consist of money held in demand depository accounts and money market funds. The carrying amount of cash and cash equivalents was $83.4 million and $110.8 million as of June 30, 2025 and December 31, 2024, respectively, which approximates fair value and was determined based upon Level 1 inputs. The money market account is valued using quoted market prices with no valuation adjustments applied and is categorized as Level 1.

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires enhanced income tax disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2024, with early adoption permitted. This ASU may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of this pronouncement and will apply ASU 2023-09 to its annual tax disclosures for the fiscal year ended December 31, 2025.

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

4. Segment

The Company is a publicly listed company focused on the development of clinical and pre-clinical product candidates with a single reportable segment: clinical research. Before adopting the ASU, because the Company has one reportable segment, it provided only the entity-wide disclosures required by ASC 280. The accounting policies of the clinical research segment are the same as those described in the summary of significant accounting policies.

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

The Company’s CODM is the senior executive committee that is comprised of the Chief Financial Officer and the Chief Executive Officer.

	Clinical Research Segment
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands)
Operating expenses:
Direct program expense	$7,491	$5,680	$15,363	$11,033
Indirect program expense	432	525	958	1,042
Workforce salaries and benefits	4,343	3,832	8,750	7,188
Share-based compensation expense	2,908	1,813	5,653	1,920
General corporate expenses	1,150	2,493	2,600	2,992
Interest and other expense	—	26	—	26
Segment net loss	16,324	14,369	33,324	24,201
Reconciliation of loss:
Interest income	(934)	(230)	(2,009)	(526)
Adjustments and reconciling items	(934)	(230)	(2,009)	(526)
Net loss	$15,390	$14,139	$31,315	$23,675

5. Leases

The Company’s headquarters are located in Boulder, Colorado, where it leases 14,790 square feet of office and lab facilities under operating leases that expire in December 2026, with rights to extend for a five-year period. In the Merger with Reneo, the Company assumed the lease in Irvine, California, where it leases office space under a lease agreement that expires in November 2026 (the “Irvine lease”). In January 2025, the Company entered into a sublease on the Irvine lease for all of the leased square footage, which expires in November 2026. Payments under the sublease for the three and six months ended June 30, 2025 were $59 thousand and $113 thousand and were netted against operating lease costs in the Statement of Operations.

Right-of-use assets and lease liabilities for operating leases as included in the Company’s financial statements are as follows (in thousands):

	June 30, 2025	December 31, 2024
Operating lease right-of-use assets	$581	$770
Current operating lease liabilities	556	536
Noncurrent operating lease liabilities	267	549
Total lease liabilities	$823	$1,085

Lease expense for operating leases, net of sublease receipts, as included in the Company’s financial statements are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$45	$43	$96	$87
Variable lease expense	29	47	74	94

Lease term, discount rates, and additional information for operating leases are as follows (in thousands):

	As of June 30,
	2025	2024
Weighted-average remaining lease term - operating leases (years)	1.57	2.5
Weighted-average discount rate - operating leases	4.5%	4.5%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$282	$101

The aggregate maturities of the Company’s operating lease liabilities were as follows as of June 30, 2025 (in thousands):

Remaining in 2025	$289
2026	560
Total future minimum lease payments	849
Less: imputed interest	(26)
Less: current portion	(556)
Operating lease liability, net of current portion	$267

6. Net Loss Per Share

The Company computes basic loss per share by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share assumes the conversion, exercise, or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock shares to be issued upon if-converted method for the convertible Series C Preferred Stock, exercise of all outstanding stock options and restricted stock units were excluded from the diluted net loss per share calculation for the six months ended June 30, 2024 because such shares are anti-dilutive. Common stock shares to be issued upon exercise of all outstanding stock options and restricted stock units were excluded from the diluted net loss per share calculation for the six months ended June 30, 2025 because such shares are anti-dilutive.

Anti-dilutive securities outstanding during the period not included in the diluted net loss per share calculation include the following:

	June 30,
	2025	2024
Outstanding common stock options	3,054,036	195,841
Unvested restricted stock units	59,983	213,819
	3,114,019	409,660

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

No assets or liabilities were transferred into or out of their classifications during the six months ended June 30, 2025 and 2024.

As part of the Merger, the Company acquired, and disposed of shortly thereafter, certain short-term investments in debt securities that were carried at fair value and classified as current assets available-for-sale and represented the investment of funds available for current operations. The Company had no available-for-sale securities as of June 30, 2025 or December 31, 2024.

8. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Lab equipment	$706	$705
Leasehold improvements	1,090	1,090
Computer hardware and software	219	189
Furniture and fixtures	160	160
Property and equipment, gross	2,175	2,144
Less: accumulated depreciation and amortization	(1,354)	(1,119)
Property and equipment, net	$821	$1,025

Depreciation and amortization expense for the three and six months ended June 30, 2025 was $117,000 and $235,000, respectively. Depreciation and amortization expense for the three and six months ended June 30, 2024 was $115,000 and $226,000, respectively.

9. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued compensation	$2,103	$3,173
Accrued contract manufacturing costs	1,384	1,565
Accrued clinical trial costs	309	1,302
Accrued other	864	986
Total accrued expenses	$4,660	$7,026

Accrued compensation includes severance costs. For further information see Note 12.

10. Share-Based Compensation

Stock Options

A summary of the Company’s stock option activity and related information is as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding - December 31, 2024	2,393,824	$23.54	7.90	$1
Granted	774,400	4.98
Exercised	—	—
Expired	(114,188)	37.30
Forfeited	—	—
Options outstanding - June 30, 2025	3,054,036	$18.32	8.23	$—
Options exercisable - June 30, 2025	898,273	$29.18	5.54	$—

All outstanding options as of June 30, 2025 are expected to vest.

The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock as of June 30, 2025.

The Company granted 8,449 performance-based shares, which are included in the table above, during the year ended December 31, 2023. There was no performance-based compensation expense for the six months ended June 30, 2025. The Company recognized $9,000 and $30,000 in performance-based compensation expense for the three and six months ended June 30, 2024.

The Company estimates stock awards fair value on the date of grant using the Black-Scholes valuation, with the vesting being subject to service requirements. The Company accounts for forfeitures when they occur.

Restricted Stock Units (RSUs)

RSUs vest based on a service requirement and a liquidity event plus service requirement. The following table summarizes RSU activities during the six months ended June 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2024	213,254	$22.88
Granted	17,054	3.07
Vested and released	(170,325)	20.90
Forfeited	—	—
RSUs outstanding - June 30, 2025	59,983	$22.89
Unvested balance as of June 30, 2025	59,983	$22.89

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

2024 Employee Stock Purchase Plan

In October 2024, the Board adopted the 2024 Employee Stock Purchase Plan (the “2024 ESPP”), which became effective immediately upon completion of the Merger. As of June 30, 2025, no shares have been issued under the 2024 ESPP. The Company recorded $55,000 of share-based compensation expense during the three and six months ended June 30, 2025 related to the 2024 ESPP, which is reflected in the Share-Based Compensation Expense table below.

Share-Based Compensation Expense

The following table shows the allocation of share-based compensation expense related to the Company’s share-based awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$1,410	$1,518	$2,727	$1,555
General and administrative	1,498	295	2,926	365
Total	$2,908	$1,813	$5,653	$1,920

There were no modifications during the six months ended June 30, 2025. The Company recorded accelerated share-based compensation expenses related to modifications of RSUs under certain separation agreements of $1.7 million during the three and six months ended June 30, 2024, which is reflected in the above table. See Note 12 for further discussion on severance.

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

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the United States, which contains a broad range of tax reform provisions affecting businesses. The Company is evaluating the full effects of the legislation on its estimated annual effective tax rate, but it expects that the legislation will likely not have a material impact on the consolidated financial statements given its full valuation allowance against its net deferred tax assets. As the legislation was signed into law in the third quarter, the impacts are not included in the operating results for the six months ended June 30, 2025.

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

Indemnification

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the

Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs because of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its financial statements as of June 30, 2025.

Severance

A former officer of the Company terminated his employment with the Company on May 24, 2024 and entered into a separation agreement and release on that date. The separation agreement and release provides for payments and benefits including continuing payments of base salary for a period of 14 months following termination of employment, payment for or reimbursement for COBRA premiums for up to 14 months following termination of employment, a full accelerated vesting of his equity awards and extension of the post-termination exercise period applicable to his Options through the earlier of 12 months following termination of service or the applicable option expiration date. As of June 30, 2025 and December 31, 2024, $43,000 and $326,000, respectively, remained unpaid and was included in accrued compensation. The related RSU shares were released in January 2025. No expense was recorded for these severance benefits for the three or six months ended June 30, 2025. During the three months ended June 30, 2024, the Company recorded an expense of $622,000 for these severance benefits in research and development expense. See Note 10 for discussion of stock-based compensation recorded for the modifications of equity awards discussed above.

Certain Reneo employees became employees of the Company to assist with the Merger transition through December 31, 2024 at which time they were terminated and received severance benefits in accordance with the Reneo severance agreements. As of June 30, 2025, the December 31, 2024 balance of $154,000 was fully paid. No expense was recorded for these severance benefits for the three or six months ended June 30, 2025 or 2024.

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

Financial Overview

Since our inception, our operations have primarily focused on raising capital, establishing and protecting our intellectual property portfolio, organizing and staffing our company, business planning, and conducting preclinical and clinical development of and manufacturing development for our product candidates. We do not have any product candidates approved for sale, have not generated any revenue from product sales, and do not expect to generate revenues from the commercial sale of any products for the foreseeable future, if ever. Since inception, we have incurred significant operating losses. Our net losses were $31.3 million and $52.7 million for the six months ended June 30, 2025 and the year ended December 31, 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $186.0 million and cash and cash equivalents of $83.4 million.

We have funded our operations primarily through private placements of our common stock and preferred stock and issuance of convertible debt. As of June 30, 2025, we believe our cash resources are sufficient to fund our planned operations for at least the next 12 months from the date of issuance of these financial statements.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended
	June 30,
	2025	2024	$ Change
	(in thousands)
Operating expenses:
Research and development	$12,613	$10,752	$1,861
General and administrative	3,711	3,591	120
Total operating expenses	16,324	14,343	1,981
Loss from operations	(16,324)	(14,343)	(1,981)
Other income:
Interest income	934	230	704
Interest and other expense	—	(26)	26
Total other income and (expense)	934	204	730
Net loss and comprehensive loss	$(15,390)	$(14,139)	$(1,251)

Research and Development Expenses

Research and development expenses were $12.6 million for the three months ended June 30, 2025 compared to $10.8 million for the three months ended June 30, 2024. The increase of approximately $1.9 million was primarily due to a $1.4 million increase in clinical trial and outsourced manufacturing expenses, and a $0.3 million increase in outsourced research expenses which is a result of an increase in clinical trials.

General and Administrative Expenses

General and administrative expenses were $3.7 million for the three months ended June 30, 2025 compared to $3.6 million for the three months ended June 30, 2024. The increase of approximately $0.1 million was primarily due to $1.3 million in increased personnel-related costs, including $1.0 million of increased share-based compensation charges. In addition, director compensation, consulting, filing fees and franchise taxes and other professional service fees, including audit fees and insurance, increased by $0.3 million. These increases were partially offset by a $1.6 million decrease in legal expenses in 2025 as compared to the same period in 2024 due to non-recurring costs related to the Merger completed in 2024.

Other Income (Expense)

Other income (expense), net was $0.9 million for the three months ended June 30, 2025 compared to $0.2 million for the three months ended June 30, 2024. The change was primarily due to an increase in interest income due to an increase in cash and cash equivalents available to invest during the quarter ended June 30, 2025 as compared to the quarter ended June 30, 2024.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated:

	Six Months Ended
	June 30,
	2025	2024	$ Change
	(in thousands)
Operating expenses:
Research and development	$25,625	$19,318	$6,307
General and administrative	7,699	4,857	2,842
Total operating expenses	33,324	24,175	9,149
Loss from operations	(33,324)	(24,175)	(9,149)
Other income and (expense):
Interest income	2,009	526	1,483
Interest and other expense	—	(26)	26
Total other income and (expense)	2,009	500	1,509
Net loss and comprehensive loss	$(31,315)	$(23,675)	$(7,640)

Research and Development Expenses

Research and development expenses were $25.6 million for the six months ended June 30, 2025 compared to $19.3 million for the six months ended June 30, 2024. The increase of approximately $6.3 million was primarily due to a $1.9 million increase in personnel-related costs, including $1.0 million of increased share-based compensation charges. The increase was also the result of a $3.1 million increase in clinical trial and outsourced manufacturing expenses, and a $1.1 million increase in outsourced research expenses.

We expect research and development expenses in 2025 to be higher than 2024 due to continued efforts to advance our clinical and preclinical programs.

General and Administrative Expenses

General and administrative expenses were $7.7 million for the six months ended June 30, 2025 compared to $4.9 million for the six months ended June 30, 2024. The increase of approximately $2.8 million was primarily due to $2.9 million in increased personnel-related costs, including $2.2 million of increased share-based compensation charges. In addition, director compensation, consulting, filing fees and franchise taxes and other professional service fees, including audit fees and insurance, increased by $1.1 million. These increases were partially offset by a $1.3 million decrease in legal expenses in 2025 as compared to the same period in 2024 due to non-recurring costs related to the Merger completed in 2024.

We expect general and administrative expenses in 2025 to be higher than 2024 as we operate as a public company for the full year in 2025.

Other Income (Expense)

Other income (expense) was $2.0 million for the six months ended June 30, 2025 compared to $0.5 million for the six months ended June 30, 2024. The change was primarily due to an increase in interest income due to an increase in cash and cash equivalents available to invest during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

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

We have funded our operations primarily through private placements of equity and convertible debt. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our planned operations for at least the next 12 months from the date of issuance of our unaudited condensed consolidated financial statements for the quarter ended June 30, 2025.

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

Our ability to secure capital is dependent upon a number of factors, including our success in developing our product candidates and our ability to access the capital markets. The failure to obtain sufficient capital on acceptable terms when needed could have a material adverse effect on our business, results of operations, or financial condition, including requiring us to delay, reduce, or curtail our research, product development, or future commercialization efforts. We may also be required to license rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot provide assurance that we will ever generate positive cash flow from operating activities.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated, in thousands:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(27,279)	$(17,102)
Investing activities	(31)	(19)
Financing activities	(77)	5,878
Net decrease in cash and cash equivalents	$(27,387)	$(11,243)

Cash Flows from Operating Activities

Cash used in operating activities during the six months ended June 30, 2025 was $27.3 million. This consisted primarily of a net loss of $31.3 million, a net decrease in operating assets and liabilities of $2.0 million, and non-cash share-based compensation of $5.7 million.

Cash used in operating activities during the six months ended June 30, 2024 was $17.1 million. This consisted primarily of a net loss of $23.7 million, and a net decrease in our operating assets and liabilities of $4.4 million, partially offset for share-based compensation and depreciation and amortization.

Cash Flows from Investing Activities

Cash used in investing activities was $31 thousand and $19 thousand for the six months ended June 30, 2025 and 2024, respectively, and related to purchase of property and equipment.

Cash Flows from Financing Activities

Cash used in financing activities during the six months ended June 30, 2025 was $77 thousand and related to payment of issuance costs from the Concurrent Financing and reverse recapitalization transaction costs in connection with the Merger.

Cash provided by financing activities during the six months ended June 30, 2024 was $5.9 million and primarily related to proceeds from the issuance of convertible notes payable.

Material Cash Requirements

The discussion below summarizes our significant contractual obligations and commitments as of June 30, 2025.

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

Our critical accounting policies are described in our audited financial statements and the related notes for the years ended December 31, 2024 and 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2024, and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended June 30, 2025, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our principal executive officer and our principal financial officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses in each reporting period since inception, have not generated any revenue from the sale of products, and have funded our operations primarily from the sale and issuance of equity securities and convertible debt. Our net losses were $31.3 million and $52.7 million for the six months ended June 30, 2025 and the year ended December 31, 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $186.0 million. We have no products approved for sale. As a result, we expect that it will be many years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses to discover, develop and market additional product candidates.

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

Further, under the new leadership at the HHS under the current administration, agency reorganization, mass layoffs due to the reduction in force initiative, and other measures implemented by the Department of Government Efficiency may impact the normal operations of FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. In January 2025, an executive order entitled “Unleashing Prosperity Through Deregulation”, was issued calling for at least ten existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. Elimination of agency guidance documents could interfere with FDA programs or lead to more Complete Response Letters or refusals to approve products. Recent developments at the FDA include implementation of Elsa, a generative AI tool, across all centers at the agency, announcement of a plan to phase out animal testing for monoclonal antibodies and certain other drugs, and the announcement of a new Commissioner’s National Priority Voucher program to companies supporting certain U.S. national health priorities and interests. The FDA has also increased its scrutiny of foreign drug manufacturing facilities and other contractors based in China, especially with respect to the transfer of biological materials, genetic data, and other sensitive data of American patients to parties located in China. There is significant uncertainty in the industry around how federal agencies like the FDA will change in the coming years under the current administration. It is unclear how our industry and our clinical programs will be affected by policies and regulations implemented under the current administration and FDA commissioner, or other executive orders. There is significant uncertainty in the industry regarding the ways in which federal agencies like the FDA will change in the coming years under the current administration. To the extent the agency reorganization and other agency changes lead to disruptions in FDA’s operations, our correspondence and regulatory review processes with FDA may be materially delayed.

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

We will be required to demonstrate with substantial evidence through well controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future clinical trials will be successful. For example, we previously decided to cease developing another product candidate, known as OKI-179, despite promising early data. In addition, in December 2024, we announced preliminary safety, tolerability and PK data from PIKture-01, with a cutoff date of October 28, 2024, which supported our initiation of Part 1b of PIKture-01. These data are considered preliminary and do not include efficacy data. We plan to provide additional data in the fourth quarter of 2025. We cannot predict whether these additional data will be consistent with the preliminary data announced in December 2024, or whether the data will be positive or consistent with our preliminary data. If the additional data from PIKture-01 are not positive or fail to support further advancement of OKI-219, we could experience volatility or a substantial decline in our stock price. Further, even if such data are positive and we decide to pursue future clinical trials of OKI-219, these trials may not be successful.

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

From time to time, we may publicly disclose interim, preliminary, or top-line data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their condition. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, preliminary and top-line data should be viewed with caution until the final data are available. We also make assumptions, estimations, and calculations, and draw conclusions, as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies or trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. For example, in December 2024, we announced preliminary safety, tolerability and PK data from PIKture-01, with a cutoff date of October 28, 2024, which supported our initiation of Part 1b of PIKture-01. These data are considered preliminary and do not include efficacy data. We plan to provide additional data in the fourth quarter of 2025. We cannot predict whether these additional data will be consistent with the preliminary data announced in December 2024, or whether the data will be positive or consistent with our preliminary data. If the additional data from PIKture-01 are not positive or fail to support further advancement of OKI-219, we could experience volatility or a substantial decline in our stock price. Further, even if such data are positive and we decide to pursue future clinical trials of OKI-219, these trials may not be successful.

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

We are developing regulatory strategies for our product candidates outside the United States and, accordingly, we expect that we or our partners would seek regulatory approval of our product candidates outside of the United States. As such, we expect that we will be subject to additional risks related to operating in foreign countries if we or such partners obtain the necessary approvals, including:

•	differing regulatory requirements and drug pricing regimes in foreign countries;

•	unexpected new or reinstated or adjusted tariffs, trade barriers, price and exchange controls and other regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•	difficulties staffing and managing foreign operations;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	potential liability under the FCPA or comparable foreign regulations;

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

Increased tariffs on imports, including tariffs imposed by the United States and China, trade sanctions, other trade restrictions, or a global trade war could increase our costs and materially and adversely affect our business operations and financial condition.

Our business could be negatively affected by tariffs, trade restrictions, and other governmental protectionist measures, any of which can be imposed suddenly and unpredictably. For example, following Russia’s invasion of Ukraine, the United States and other countries imposed economic sanctions and severe export control restrictions against Russia, Belarus and the occupied regions of Ukraine. The situation continues to evolve, and the United States, the EU, the United Kingdom, and other countries may implement additional sanctions, export controls, or other measures against Russia and other countries, regions, officials, individuals, companies, or industries in the respective territories, as well as entities or individuals in other countries that are providing support to the sanctioned parties. Such sanctions and measures, as well as existing and potential further responses from Russia or other countries, could adversely affect the global economy and financial markets, as well as our business, financial condition, and results of operations, which may also magnify the impact of other risks described in this “Risk Factors” section.

There is also currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, trade regulations, and tariffs, and such uncertainty could continue under the current U.S. presidential administration. In February 2025, the administration stated its intent to modify U.S. trade policy and, in some cases, to renegotiate, or potentially terminate, certain existing bilateral or multilateral trade agreements. Further, the administration also imposed or announced tariffs on certain imports, including a baseline tariff of 10% on virtually all imports and higher tariffs on imports from China. The administration also announced and subsequently paused higher tariffs on additional countries, including countries in the European Union, pending the outcome of trade negotiations. The U.S. Commerce Department has also announced an investigation into potential tariffs on pharmaceuticals, pharmaceutical ingredients, and derivative products, as well as semiconductors and other electronics. The U.S. Commerce Department is also currently conducting a targeted investigation related to imports of pharmaceuticals and pharmaceutical ingredients under section 232 of the Trade Expansion Act of 1962 which could result in tariffs on imports of finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. The administration continues to implement new, reinstated, or adjusted tariffs, and we expect that the administration will continue with this practice. These tariffs (and the uncertainty around their implementation) could affect inputs to our products, as well as equipment, materials, or components that we import into the United States from our suppliers, which could significantly impact the cost of these items. Retaliatory tariffs could also negatively affect our ability to export and sell our potential products into those countries. If these tariffs are implemented, reinstated or adjusted, if additional tariffs are placed, or if any related countermeasures are taken by China, the United States, or other countries, our business, financial condition, and results of operations may be materially harmed.

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

The tariffs are subject to a number of uncertainties as they are implemented, including timing, future adjustments, and other changes. The ultimate reaction of other countries and the impact of these tariffs or other actions on the United States, the global economy, and our business, financial condition, and results of operations, cannot be predicted at this time, nor can we predict the impact of any other developments with respect to global trade. Further, the imposition of additional tariffs by the United States could result in the adoption of additional tariffs by other countries, as well as export controls and further retaliatory actions by any affected country. Any resulting trade war could negatively affect the global market for pharmaceuticals and could have a significant adverse effect on our business. These developments may have a material adverse effect on global economic conditions and the stability of global financial markets, and they may significantly reduce global trade. Any of these factors could depress economic activity, restrict our access to potential customers or suppliers, and have a material adverse effect on our business, financial condition, and results of operations.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. In August 2022, Congress passed the Inflation Reduction Act of 2022 (the “IRA”), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including among other changes allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise taxes for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries. HHS has issued and will continue to issue and update guidance as these programs are implemented. Only high-expenditure, single-source drugs that have been approved for at least seven years (11 years for single-source biologics) qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, CMS selected 10 high-cost Medicare Part D drugs in 2023 and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. However, various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. If HHS begins to set most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or increases generic and biosimilar drug entry sooner than expected, that could have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, or ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chains or manufacturing in the United States. The impact of these judicial challenges, as well as future legislative, executive and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole, is difficult or impossible to predict. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates if approved.

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

As of June 30, 2025, our executive officers, directors and principal stockholders, in the aggregate, beneficially own approximately 48.8% of the outstanding shares of our Class A Common Stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

Date: August 12, 2025

ONKURE THERAPEUTICS, INC.

By:	/s/ Nicholas A. Saccomano, Ph.D.
Name:	Nicholas A. Saccomano, Ph.D.
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jason Leverone
Name:	Jason Leverone
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)