Form 10-Q
period 2025-09-30
OnKure Therapeutics, Inc.
filed 2025-11-06
CIK 1637715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 5, 2025, the registrant had 12,861,672 shares of Class A common stock, $0.0001 par value per share, and 686,527 shares of Class B common stock, $0.0001 par value per share, outstanding.

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

The financial statements included in this Quarterly Report on Form 10-Q include historical financial information of OnKure Therapeutics, Inc., including as of and for the three and nine months ended September 30, 2025, unless otherwise indicated or as the context otherwise requires. In addition, except where otherwise indicated, the information in this Quarterly Report on Form 10-Q as of and for the periods prior to the effective time of the Merger gives effect to the Merger.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ONKURE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$70,331	$110,761
Prepaid expenses and other current assets	1,195	2,242
Total current assets	71,526	113,003
Property and equipment, net	720	1,025
Operating lease right-of-use asset	485	770
Other assets	104	109
Total assets	$72,835	$114,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,290	$2,968
Accrued expenses and other current liabilities	4,390	7,026
Operating lease liabilities, current portion	567	536
Total current liabilities	6,247	10,530
Long-term operating lease liabilities	120	549
Other long-term liabilities	40	—
Total liabilities	6,407	11,079
Commitments and contingencies
Stockholders’ equity:
Common stock, Class A, $0.0001 par value; 200,000,000 shares authorized; 12,861,672 and 12,660,590 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1	1
Common stock, Class B, $0.0001 par value; 10,000,000 shares authorized; 686,527 shares issued and outstanding at both September 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	267,165	258,551
Accumulated deficit	(200,738)	(154,724)
Total stockholders’ equity	66,428	103,828
Total liabilities and stockholders’ equity	$72,835	$114,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONKURE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands, except share and per share amounts)
Operating expenses:
Research and development	$11,915	$10,116	$37,540	$29,434
General and administrative	3,586	1,396	11,285	6,253
Total operating expenses	15,501	11,512	48,825	35,687
Loss from operations	(15,501)	(11,512)	(48,825)	(35,687)
Other income:
Interest income	804	174	2,813	699
Interest and other expense	(2)	(218)	(2)	(243)
Total other income (expense)	802	(44)	2,811	456
Net loss and comprehensive loss	$(14,699)	$(11,556)	$(46,014)	$(35,231)

Net loss per share attributable to common stockholders:
Basic and diluted	$(1.09)	$(36.55)	$(3.41)	$(111.77)
Weighted average shares outstanding:
Basic and diluted	13,530,892	316,142	13,488,493	315,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONKURE THERAPEUTICS, INC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands, except share information)

(Unaudited)

							Additional		Total
	Convertible Preferred Stock		Class A Common stock		Class B Common stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2023	6,840,620	$129,825	313,747	$—	—	$—	$209	$(102,051)	$(101,842)
Issuance of Class A Common Stock for cash upon the exercise of stock options	—	—	1,002	—	—	—	10	—	10
Share-based compensation expense	—	—	—	—	—	—	107	—	107
Net loss	—	—	—	—	—	—	—	(9,536)	(9,536)
Balance, March 31, 2024	6,840,620	129,825	314,749	—	—	—	326	(111,587)	(111,261)
Issuance of Class A Common Stock for cash upon the exercise of stock options	—	—	1,130	—	—	—	10	—	10
Share-based compensation	—	—	—	—	—	—	1,813	—	1,813
Net loss	—	—	—	—	—	—	—	(14,139)	(14,139)
Balance, June 30, 2024	6,840,620	129,825	315,879	—	—	—	2,149	(125,726)	(123,577)
Issuance of Class A Common Stock for cash upon the exercise of stock options	—	—	344	—	—	—	6	—	6
Share-based compensation	—	—	—	—	—	—	77	—	77
Net loss	—	—	—	—	—	—	—	(11,556)	(11,556)
Balance, September 30, 2024	6,840,620	129,825	316,223	—	—	—	2,232	(137,282)	(135,050)
Conversion of Convertible Preferred Stock for Class A and B Common Stock in connection with the Merger	(6,840,620)	(129,825)	6,154,093	1	686,527	—	129,824	—	129,825
Issuance of Class A Common Stock in the Concurrent Financing, less issuance costs	—	—	2,571,736	—	—	—	54,428	—	54,428
Issuance of common stock to former stockholders of Reneo Pharmaceuticals, Inc. in the reverse recapitalization	—	—	3,343,604	—	—	—	65,499	—	65,499
Reverse recapitalization transaction costs of OnKure	—	—	—	—	—	—	(2,085)	—	(2,085)
Issuance of Class A Common Stock for the conversion of Convertible Promissory Notes	—	—	267,269				6,120		6,120
Issuance of Class A common stock for the settlement of restricted stock units	—	—	7,700	—	—	—	—	—	—
Adjustment for fractional shares in the reverse recapitalization	—	—	(35)	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	2,533	—	2,533
Net loss	—	—	—	—	—	—	—	(17,442)	(17,442)
Balance, December 31, 2024	—	$—	12,660,590	$1	686,527	$—	$258,551	$(154,724)	$103,828
Vesting of restricted stock units, net	—	—	94,758	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	2,745	—	2,745
Net loss	—	—	—	—	—	—	—	(15,925)	(15,925)
Balance, March 31, 2025	—	—	12,755,348	1	686,527	—	261,296	(170,649)	90,648
Vesting of restricted stock units	—	—	88,086	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	2,908	—	2,908
Net loss	—	—	—	—	—	—	—	(15,390)	(15,390)
Balance, June 30, 2025	—	—	12,843,434	1	686,527	—	264,204	(186,039)	78,166
Vesting of restricted stock units	—	—	18,238	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	2,961	—	2,961
Net loss	—	—	—	—	—	—	—	(14,699)	(14,699)
Balance, September 30, 2025	—	$—	12,861,672	$1	686,527	$—	$267,165	$(200,738)	$66,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONKURE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
	(in thousands)
Cash flows from operating activities:
Net loss	$(46,014)	$(35,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	8,614	1,997
Depreciation and amortization	343	343
Amortization of right-of-use asset - operating	285	111
Loss on disposal of property and equipment	2	—
Amortization of debt issuance costs	—	128
Change in operating assets and liabilities:
Prepaid and other assets	1,052	(108)
Accounts payable, accrued and other liabilities	(4,240)	5,151
Lease liabilities	(398)	(154)
Other long-term liabilities	40	—
Net cash used in operating activities	(40,316)	(27,763)
Cash flows from investing activities:
Purchases of property and equipment	(37)	(37)
Net cash used in investing activities	(37)	(37)
Cash flows from financing activities:
Payment of issuance costs associated with the Concurrent Financing	(37)	—
Payment of reverse recapitalization transaction costs	(40)	—
Proceeds from issuance of convertible notes payable	—	6,000
Payment of issuance costs associated with the issuance of convertible notes payable	—	(142)
Proceeds from the issuance of common stock in connection with equity plans	—	25
Net cash (used in) provided by financing activities	(77)	5,883
Net decrease in cash and cash equivalents	(40,430)	(21,917)
Cash and cash equivalents, beginning of period	110,761	29,876
Cash and cash equivalents, end of period	$70,331	$7,959
Supplemental cash flow information:
Interest paid	$—	$—
Supplemental disclosure of noncash investing activities:
Purchases of property and equipment in accounts payable	$3	$—

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

Liquidity

The Company had recurring losses from operations, an accumulated deficit of $200.7 million and cash and cash equivalents of $70.3 million as of September 30, 2025. The Company’s ability to fund its ongoing operations is highly dependent upon raising additional capital through the issuance of equity securities, issuing debt or other financing vehicles.

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

Segment Information

The Company operates in one operating segment: clinical research. All equipment and other property and equipment are physically located within the United States. As a result of the adoption of ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, the Company has presented the three and nine months ended September 30, 2024 amounts consistent with the corresponding 2025 period presentation.

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

Cash and Cash Equivalents

All highly liquid investments with maturities of 90 days or less, at the time of purchase, are classified as cash equivalents. Cash equivalents are reported at cost, which approximates fair value. The Company’s cash and cash equivalents consist of money held in demand depository accounts and money market funds. The carrying amount of cash and cash equivalents was $70.3 million and $110.8 million as of September 30, 2025 and December 31, 2024, respectively, which approximates fair value and was determined based upon Level 1 inputs. The money market account is valued using quoted market prices with no valuation adjustments applied and is categorized as Level 1.

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

The Company’s CODM is the senior executive committee that is comprised of the Chief Executive Officer and the Chief Financial Officer.

	Clinical Research Segment
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands)
Operating expenses:
Direct program expense	$6,824	$6,906	$22,187	$17,939
Indirect program expense	459	520	1,417	1,562
Workforce salaries and benefits	4,202	3,457	12,952	10,645
Share-based compensation expense	2,961	77	8,614	1,997
General corporate expenses	1,055	552	3,655	3,544
Interest and other expense	2	218	2	243
Segment net loss	15,503	11,730	48,827	35,930
Reconciliation of loss:
Interest income	(804)	(174)	(2,813)	(699)
Adjustments and reconciling items	(804)	(174)	(2,813)	(699)
Net loss	$14,699	$11,556	$46,014	$35,231

5. Leases

The Company’s headquarters are located in Boulder, Colorado, where it leases 14,790 square feet of office and lab facilities under operating leases that expire in December 2026, with rights to extend for a five-year period. In the Merger with Reneo, the Company assumed the lease in Irvine, California, where it leases office space under a lease agreement that expires in November 2026 (the “Irvine lease”). In January 2025, the Company entered into a sublease on the Irvine lease for all of the leased square footage, which expires in November 2026. Payments under the sublease for the three and nine months ended September 30, 2025 were $59 thousand and $172 thousand and were netted against operating lease costs in the Statement of Operations.

Right-of-use assets and lease liabilities for operating leases as included in the Company’s financial statements are as follows (in thousands):

	September 30, 2025	December 31, 2024
Operating lease right-of-use assets	$485	$770
Current operating lease liabilities	567	536
Noncurrent operating lease liabilities	120	549
Total lease liabilities	$687	$1,085

Lease expense for operating leases, net of sublease receipts, as included in the Company’s financial statements are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$46	$44	$142	$131
Variable lease expense	44	47	118	140

Lease term, discount rates, and additional information for operating leases are as follows (in thousands):

	As of September 30,
	2025	2024
Weighted-average remaining lease term - operating leases (years)	1.16	2.25
Weighted-average discount rate - operating leases	4.5%	4.5%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$427	$154

The aggregate maturities of the Company’s operating lease liabilities were as follows as of September 30, 2025 (in thousands):

Remaining in 2025	$145
2026	560
Total future minimum lease payments	705
Less: imputed interest	(18)
Less: current portion	(567)
Operating lease liability, net of current portion	$120

6. Net Loss Per Share

The Company computes basic loss per share by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share assumes the conversion, exercise, or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock shares to be issued upon if-converted method for the convertible Series C Preferred Stock, exercise of all outstanding stock options and restricted stock units were excluded from the diluted net loss per share calculation for the nine months ended September 30, 2024 because such shares are anti-dilutive. Common stock shares to be issued upon exercise of all outstanding stock options and restricted stock units were excluded from the diluted net loss per share calculation for the nine months ended September 30, 2025 because such shares are anti-dilutive.

Anti-dilutive securities outstanding during the period not included in the diluted net loss per share calculation include the following:

	September 30,
	2025	2024
Outstanding common stock options	2,763,057	195,228
Unvested restricted stock units	51,415	213,276
	2,814,472	408,504

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

No assets or liabilities were transferred into or out of their classifications during the nine months ended September 30, 2025 and 2024.

As part of the Merger, the Company acquired, and disposed of shortly thereafter, certain short-term investments in debt securities that were carried at fair value and classified as current assets available-for-sale and represented the investment of funds available for current operations. The Company had no available-for-sale securities as of September 30, 2025 or December 31, 2024.

8. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Lab equipment	$675	$705
Leasehold improvements	1,090	1,090
Computer hardware and software	163	189
Furniture and fixtures	152	160
Property and equipment, gross	2,080	2,144
Less: accumulated depreciation and amortization	(1,360)	(1,119)
Property and equipment, net	$720	$1,025

Depreciation and amortization expense for the three and nine months ended September 30, 2025 was $108,000 and $343,000, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 2024 was $114,000 and $343,000, respectively.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued compensation and ESPP contributions	$2,978	$3,173
Accrued contract manufacturing costs	72	1,565
Accrued clinical trial costs	123	1,302
Accrued other	1,217	986
Total accrued expenses and other current liabilities	$4,390	$7,026

Accrued compensation includes severance costs. For further information see Note 12.

10. Share-Based Compensation

Stock Options

A summary of the Company’s stock option activity and related information is as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding - December 31, 2024	2,393,824	$23.54	7.90	$1
Granted	774,800	4.98
Exercised	—	—
Expired	(405,567)	42.88
Forfeited	—	—
Options outstanding - September 30, 2025	2,763,057	$15.50	8.84	$15
Options exercisable - September 30, 2025	839,941	$19.94	8.24	$—

All outstanding options as of September 30, 2025 are expected to vest.

The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock as of September 30, 2025.

The Company granted 8,449 performance-based shares, which are included in the table above, during the year ended December 31, 2023. There was no performance-based compensation expense for the nine months ended September 30, 2025. The Company recognized $0 and $30,000 in performance-based compensation expense for the three and nine months ended September 30, 2024.

The Company estimates stock awards fair value on the date of grant using the Black-Scholes valuation, with the vesting being subject to service requirements. The Company accounts for forfeitures when they occur.

Restricted Stock Units (RSUs)

RSUs vest based on a service requirement and a liquidity event plus service requirement. The following table summarizes RSU activities during the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2024	213,254	$22.88
Granted	26,724	2.95
Vested and released	(188,563)	20.06
Forfeited	—	—
RSUs outstanding - September 30, 2025	51,415	$22.89
Unvested balance as of September 30, 2025	51,415	$22.89

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

2024 Employee Stock Purchase Plan

In October 2024, the Board adopted the 2024 Employee Stock Purchase Plan (the “2024 ESPP”), which became effective immediately upon completion of the Merger. As of September 30, 2025, no shares have been issued under the 2024 ESPP. The Company recorded $62,000 and $117,000 of share-based compensation expense during the three and nine months ended September 30, 2025 related to the 2024 ESPP, which is reflected in the Share-Based Compensation Expense table below.

Share-Based Compensation Expense

The following table shows the allocation of share-based compensation expense related to the Company’s share-based awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$1,431	$31	$4,158	$1,586
General and administrative	1,530	46	4,456	411
Total	$2,961	$77	$8,614	$1,997

There were no modifications during the nine months ended September 30, 2025. The Company recorded accelerated share-based compensation expenses related to modifications of RSUs under certain separation agreements of $40 thousand and $1.7 million during the three and nine months ended September 30, 2024, respectively, which is reflected in the above table. See Note 12 for further discussion on severance.

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

Indemnification

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs because of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its financial statements as of September 30, 2025.

Severance

A former officer of the Company terminated his employment with the Company on May 24, 2024 and entered into a separation agreement and release on that date. The separation agreement and release provides for payments and benefits including continuing payments of base salary for a period of 14 months following termination of employment, payment for or reimbursement for COBRA premiums for up to 14 months following termination of employment, a full accelerated vesting of his equity awards and extension of the post-termination exercise period applicable to his Options through the earlier of 12 months following termination of service or the applicable option expiration date. As of September 30, 2025 and December 31, 2024, $0 and $326,000, respectively, remained unpaid and was included in accrued compensation. The related RSU shares were released in January 2025. No expense was recorded for these severance benefits for the three or nine months ended September 30, 2025. During the three months ended June 30, 2024, the Company recorded an expense of $622,000 for these severance benefits in research and development expense. See Note 10 for discussion of stock-based compensation recorded for the modifications of equity awards discussed above.

Certain Reneo employees became employees of the Company to assist with the Merger transition through December 31, 2024 at which time they were terminated and received severance benefits in accordance with the Reneo severance agreements. As of September 30, 2025, the December 31, 2024 balance of $154,000 was fully paid. No expense was recorded for these severance benefits for the three or nine months ended September 30, 2025 or 2024.

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

Financial Overview

Since our inception, our operations have primarily focused on raising capital, establishing and protecting our intellectual property portfolio, organizing and staffing our company, business planning, and conducting preclinical and clinical development of and manufacturing development for our product candidates. We do not have any product candidates approved for sale, have not generated any revenue from product sales, and do not expect to generate revenues from the commercial sale of any products for the foreseeable future, if ever. Since inception, we have incurred significant operating losses. Our net losses were $46.0 million and $52.7 million for the nine months ended September 30, 2025 and the year ended December 31, 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $200.7 million and cash and cash equivalents of $70.3 million.

We have funded our operations primarily through private placements of our common stock and preferred stock and issuance of convertible debt. As of September 30, 2025, we believe our cash resources are sufficient to fund our planned operations for at least the next 12 months from the date of issuance of these financial statements.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended
	September 30,
	2025	2024	$ Change
	(in thousands)
Operating expenses:
Research and development	$11,915	$10,116	$1,799
General and administrative	3,586	1,396	2,190
Total operating expenses	15,501	11,512	3,989
Loss from operations	(15,501)	(11,512)	(3,989)
Other income:
Interest income	804	174	630
Interest and other expense	(2)	(218)	216
Total other income and (expense)	802	(44)	846
Net loss and comprehensive loss	$(14,699)	$(11,556)	$(3,143)

Research and Development Expenses

Research and development expenses were $11.9 million for the three months ended September 30, 2025 compared to $10.1 million for the three months ended September 30, 2024. The increase of approximately $1.8 million was primarily due to a $1.9 million increase in personnel-related costs, including $1.3 million of increased share-based compensation charges.

General and Administrative Expenses

General and administrative expenses were $3.6 million for the three months ended September 30, 2025 compared to $1.4 million for the three months ended September 30, 2024. The increase of approximately $2.2 million was primarily due to $1.5 million in increased personnel-related costs, including $1.3 million of increased share-based compensation charges. In addition, director compensation, consulting, filing fees and franchise taxes and other professional service fees, including audit fees and insurance, increased by $0.5 million.

Other Income (Expense)

Other income (expense), net was $0.8 million for the three months ended September 30, 2025 compared to $0.1 million for the three months ended September 30, 2024. The change was primarily due to an increase in interest income due to an increase in cash and cash equivalents available to invest during the quarter ended September 30, 2025 as compared to the quarter ended September 30, 2024.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended
	September 30,
	2025	2024	$ Change
	(in thousands)
Operating expenses:
Research and development	$37,540	$29,434	$8,106
General and administrative	11,285	6,253	5,032
Total operating expenses	48,825	35,687	13,138
Loss from operations	(48,825)	(35,687)	(13,138)
Other income and (expense):
Interest income	2,813	699	2,114
Interest and other expense	(2)	(243)	241
Total other income and (expense)	2,811	456	2,355
Net loss and comprehensive loss	$(46,014)	$(35,231)	$(10,783)

Research and Development Expenses

Research and development expenses were $37.5 million for the nine months ended September 30, 2025 compared to $29.4 million for the nine months ended September 30, 2024. The increase of approximately $8.1 million was primarily due to a $3.8 million increase in personnel-related costs, including $2.4 million of increased share-based compensation charges. The increase was also the result of a $2.9 million increase in clinical trial and outsourced manufacturing expenses, and a $1.1 million increase in outsourced research expenses.

We expect research and development expenses in 2025 to be higher than 2024 due to continued efforts to advance our clinical and preclinical programs.

General and Administrative Expenses

General and administrative expenses were $11.3 million for the nine months ended September 30, 2025 compared to $6.3 million for the nine months ended September 30, 2024. The increase of approximately $5.0 million was primarily due to $4.4 million in increased personnel-related costs, including $3.5 million of increased share-based compensation charges. In addition, director compensation, consulting, filing fees and franchise taxes and other professional service fees, including audit, filing fees and insurance, increased by $1.6 million. These increases were partially offset by a $1.2 million decrease in legal expenses in 2025 as compared to the same period in 2024 due to non-recurring costs related to the Merger completed in 2024.

We expect general and administrative expenses in 2025 to be higher than 2024 as we operate as a public company for the full year in 2025.

Other Income (Expense)

Other income (expense) was $2.8 million for the nine months ended September 30, 2025 compared to $0.5 million for the nine months ended September 30, 2024. The change was primarily due to an increase in interest income due to an increase in cash and cash equivalents available to invest during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

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

We have funded our operations primarily through private placements of equity and convertible debt. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our planned operations for at least the next 12 months from the date of issuance of our unaudited condensed consolidated financial statements for the quarter ended September 30, 2025.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated, in thousands:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(40,316)	$(27,763)
Investing activities	(37)	(37)
Financing activities	(77)	5,883
Net decrease in cash and cash equivalents	$(40,430)	$(21,917)

Cash Flows from Operating Activities

Cash used in operating activities during the nine months ended September 30, 2025 was $40.3 million. This consisted primarily of a net loss of $46.0 million, a net decrease in operating assets and liabilities of $3.5 million, and non-cash share-based compensation of $8.6 million.

Cash used in operating activities during the nine months ended September 30, 2024 was $27.8 million. This consisted primarily of a net loss of $35.2 million, and a net decrease in our operating assets and liabilities of $4.9 million, and by an increase in non-cash charges for share-based compensation and depreciation and amortization of $2.6 million.

Cash Flows from Investing Activities

Cash used in investing activities was $37 thousand and $37 thousand for the nine months ended September 30, 2025 and 2024, respectively, and related to purchase of property and equipment.

Cash Flows from Financing Activities

Cash used in financing activities during the nine months ended September 30, 2025 was $77 thousand and related to payment of issuance costs from the Concurrent Financing and reverse recapitalization transaction costs in connection with the Merger.

Cash provided by financing activities during the nine months ended September 30, 2024 was $5.9 million and primarily related to proceeds from the issuance of convertible notes payable.

Material Cash Requirements

The discussion below summarizes our significant contractual obligations and commitments as of September 30, 2025.

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

Our critical accounting policies are described in our audited financial statements and the related notes for the years ended December 31, 2024 and 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2024, and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended September 30, 2025, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our principal executive officer and our principal financial officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses in each reporting period since inception, have not generated any revenue from the sale of products, and have funded our operations primarily from the sale and issuance of equity securities and convertible debt. Our net losses were $46.0 million and $52.7 million for the nine months ended September 30, 2025 and the year ended December 31, 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $200.7 million. We have no products approved for sale. As a result, we expect that it will be many years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses to discover, develop and market additional product candidates.

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

Further, under the new leadership at the HHS under the current administration, agency reorganization, mass layoffs due to the reduction in force initiative, and other measures implemented by the Department of Government Efficiency may impact the normal operations of FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. In January 2025, an executive order entitled “Unleashing Prosperity Through Deregulation”, was issued calling for at least ten existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. Elimination of agency guidance documents could interfere with FDA programs or lead to more Complete Response Letters or refusals to approve products. Recent developments at the FDA include implementation of Elsa, a generative AI tool, across all centers at the agency, announcement of a plan to phase out animal testing for monoclonal antibodies and certain other drugs, and the announcement of a new Commissioner’s National Priority Voucher program to companies supporting certain U.S. national health priorities and interests. The FDA has also increased its scrutiny of foreign drug manufacturing facilities and other contractors based in China, especially with respect to the transfer of biological materials, genetic data, and other sensitive data of American patients to parties located in China. FDA’s “real-time” release of newly issued Complete Response Letters associated with withdrawn or abandoned applications, if applicable to any of our product candidates, can materially impact our competitive advantage and intellectual property. There is significant uncertainty in the industry around how federal agencies like the FDA will change in the coming years under the current administration. It is unclear how our industry and our clinical programs will be affected by policies and regulations implemented under the current administration and FDA commissioner, or other executive orders. There is significant uncertainty in the industry regarding the ways in which federal agencies like the FDA will change in the coming years under the current administration. To the extent the agency reorganization and other agency changes lead to disruptions in FDA’s operations, our correspondence and regulatory review processes with FDA may be materially delayed.

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

We will be required to demonstrate with substantial evidence through well controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future clinical trials will be successful. For example, we previously decided to cease developing another product candidate, known as OKI-179, despite promising early data. In addition, in December 2024, we announced preliminary safety, tolerability and PK data from PIKture-01, with a cutoff date of October 28, 2024, which supported our initiation of Part 1b of PIKture-01. These data are considered preliminary and do not include efficacy data. We plan to provide additional data in the first quarter of 2026. We cannot predict whether these additional data will be consistent with the preliminary data announced in December 2024, or whether the data will be positive or consistent with our preliminary data. If the additional data from PIKture-01 are not positive or fail to support further advancement of OKI-219, we could experience volatility or a substantial decline in our stock price. Further, even if such data are positive and we decide to pursue future clinical trials of OKI-219, these trials may not be successful.

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

From time to time, we may publicly disclose interim, preliminary, or top-line data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their condition. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, preliminary and top-line data should be viewed with caution until the final data are available. We also make assumptions, estimations, and calculations, and draw conclusions, as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies or trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. For example, in December 2024, we announced preliminary safety, tolerability and PK data from PIKture-01, with a cutoff date of October 28, 2024, which supported our initiation of Part 1b of PIKture-01. These data are considered preliminary and do not include efficacy data. We plan to provide additional data in the first quarter of 2026. We cannot predict whether these additional data will be consistent with the preliminary data announced in December 2024, or whether the data will be positive or consistent with our preliminary data. If the additional data from PIKture-01 are not positive or fail to support further advancement of OKI-219, we could experience volatility or a substantial decline in our stock price. Further, even if such data are positive and we decide to pursue future clinical trials of OKI-219, these trials may not be successful.

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

We are also aware of several novel PI3K-targeted therapies that are in clinical development. These include both multiple non-mutation-selective PI3K inhibitors (gedatolisib) (Celcuity Inc.); MEN1611 (Menarini) and TOS-358 (Totus Medicines) and inhibitors designed to have greater selectivity for mutated PI3Kα, including RLY-2608 (Relay Therapeutics), STX-478 (LLY4064809) (Loxo Oncology), and SNV4818 (Synnovation Therapeutics). Multiple other companies have disclosed or published research efforts in PI3K inhibitors that are at an early stage, but could potentially advance to the clinical trial stage. Finally, there are numerous other investigational therapies, spanning many modalities that are being evaluated preclinically and in clinical trials for breast cancer.

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

There is also currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, trade regulations, and tariffs, and such uncertainty could continue under the current U.S. presidential administration. In February 2025, the administration stated its intent to modify U.S. trade policy and, in some cases, to renegotiate, or potentially terminate, certain existing bilateral or multilateral trade agreements. The administration has imposed a baseline tariff of 10% on virtually all imports and higher country-specific tariffs on China and other countries, including countries in the European Union. The U.S. Commerce Department is also currently conducting a targeted investigation related to imports of pharmaceuticals and pharmaceutical ingredients under section 232 of the Trade Expansion Act of 1962 which could result in tariffs on imports of finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. The administration continues to implement new, reinstated, or adjusted tariffs, and we expect that the administration will continue with this practice. These tariffs (and the uncertainty around their implementation) could affect inputs to our products, as well as equipment, materials, or components that we import into the United States from our suppliers, which could significantly impact the cost of these items. Retaliatory tariffs and trade barriers could also negatively affect our ability to export and sell our potential products into those countries. If these tariffs are implemented, reinstated or adjusted, if additional tariffs are placed, or if any related countermeasures are taken by China, the European Union, or other countries, our business, financial condition, and results of operations may be materially harmed.

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

Disruptions at the FDA, the SEC or other government agencies caused by funding shortages, global health concerns, government shutdown, or a lapse of U.S. government appropriations could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown, a lapse of U.S. government appropriations, or other disruption occurs, or if global health or other concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities in a timely manner, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. In August 2022, Congress passed the Inflation Reduction Act of 2022 (the “IRA”), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including among other changes allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise taxes for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries. HHS has issued and will continue to issue and update guidance as these programs are implemented. Only high-expenditure, single-source drugs that have been approved for at least seven years (11 years for single-source biologics) qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, CMS selected 10 high-cost Medicare Part D drugs in 2023 and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. However, various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. In September and October 2025, the government announced the first agreements with two major pharmaceutical companies to bring American drug prices in line with the lowest paid by other developed nations, requiring the companies to offer medicines at a deep discount off the list price when selling directly to American patients. Such agreements and other government measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or increase generic and biosimilar drug entry sooner than expected, could have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, or ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chains or manufacturing in the United States. The impact of these judicial challenges, as well as future legislative, executive and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole, is difficult or impossible to predict. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates if approved.

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

To succeed, we must recruit, retain, manage and motivate qualified executives, and we face significant competition for experienced personnel. We are highly dependent on the principal members of our management and need to add executives with operational and commercialization experience as we plan for commercialization of our product candidates and operations as a public company. Failure to attract and retain qualified personnel, particularly at the management level, could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the biotechnology field is intense and, as a result, we may be unable to continue to attract and retain qualified personnel necessary for the future success of our business. Additionally, changes to immigration policies in the United States, such as changes to H-1B and other visa programs, and restrictions on travel could limit the flow of technical and professional talent into the United States and may inhibit our ability to hire qualified personnel. We could in the future have difficulty attracting experienced personnel and may be required to expend significant financial resources in employee recruitment and retention efforts.

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

•	we were not eligible to use a Form S-3 until one year after the filing of the Super 8-K;

•	we waited 60 calendar days after the filing of the Super 8-K to file a Form S-8 for our equity plans or awards;

•

we are an “ineligible issuer” through October 4, 2027, which will prevent us from (i) incorporating by reference in our Form S-1 filings, (ii) using a free writing prospectus or (iii) taking advantage of the well-known seasoned issuer (also known as a “WKSI”) status despite our public float;

•

investors who (i) were affiliates of OnKure at the time the Merger were submitted for the vote or consent of OnKure stockholders, (ii) received securities in the Merger and (iii) publicly offer or sell such securities will be deemed to be engaged in a distribution of such securities, and therefore would be underwriters with respect to resales of those securities, and accordingly such securities may not be included in the Form S-1 resale shelf registration statement that was filed after the closing of the Merger unless such securities are sold only in a fixed price offering in which such investors are named as underwriters in the prospectus; and

•

Rule 144(i)(2) limits the ability of holders of restricted securities and any affiliates of the public company to publicly resell Rule 145(c) securities per Rule 145(d), as well as any other of our “restricted” or “control” securities per Rule 144, until one year after the Super 8-K is filed with the SEC. Non-affiliate Reneo stockholders prior the Merger are not subject to such restrictions on public resales of their shares.

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

As of September 30, 2025, our executive officers, directors and principal stockholders, in the aggregate, beneficially own approximately 36.1% of the outstanding shares of our Class A Common Stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

Date: November 6, 2025

ONKURE THERAPEUTICS, INC.

By:	/s/ Nicholas A. Saccomano, Ph.D.
Name:	Nicholas A. Saccomano, Ph.D.
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jason Leverone
Name:	Jason Leverone
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)