Form 10-K
period 2025-12-31
OnKure Therapeutics, Inc.
filed 2026-03-12
CIK 1637715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From To

Commission file number: 001-40315

ONKURE THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-2309515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6707 Winchester Circle, #400, Boulder, Colorado	80301
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (720) 307-2892

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	Trading Symbol(s)	on which registered
Class A Common Stock, $0.0001 Par Value per Share	OKUR	The Nasdaq Stock Market LLC

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

Based on the closing price of $2.39 as reported on The Nasdaq Global Market, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $28.0 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for other purposes.

As of March 11, 2026, the registrant had 13,673,565 shares of Class A common stock, $0.0001 par value per share outstanding.

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
•
our competitive position and the success of competing therapies that are or may become available; and
•
existing regulations and regulatory developments in the United States and other jurisdictions.

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
•
Our management has concluded that substantial doubt exists as to our ability to continue as a going concern.
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
•
We have limited resources and are currently focusing our efforts on OKI-219 for development in particular indications and advancing our other preclinical and discovery research programs. As a result, we may fail to capitalize on programs, product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
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

PART I

Item 1. Business

Overview

OnKure Therapeutics, Inc. (“OnKure”, “we”, “us” or the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery and development of precision medicines that target biologically validated drivers of cancers and other diseases that are underserved by available therapies. Using a structure-based drug design platform, we are committed to improving clinical outcomes for patients by building a pipeline of small molecule drugs designed to achieve optimal efficacy and tolerability by selectively targeting specific mutations shown to be key drivers of cancer and other diseases. By selectively sparing the wild-type enzyme and preferentially targeting the mutated form of the protein, which is oncogenic and drives disease processes in both cancer and vascular overgrowth syndromes, we aim to discover and develop drugs with improved safety and efficacy by sparing toxicity that arises from non-selective inhibition of the non-mutated (or wild-type) version of the protein. We work under the principle that inhibiting target proteins with specific mutations instead of wild-type variants should enable precise patient selection that will, in turn, improve the probability of clinical success. We designed our current product candidates utilizing disciplined medicinal chemistry, x-ray crystallography and computational chemistry to inhibit specified mutated versions of phosphoinositide 3-kinase alpha (“PI3Kα”), a key disease creating gene.

Our lead product candidate, OKI-219, is a highly selective inhibitor of PI3Kα harboring the H1047R mutation (“PI3KαH1047R”) that has a much smaller impact on wild-type PI3Kα (“PI3KαWT”). By minimizing the targeting of PI3KαWT (approximately 80-fold selectivity for PI3KαH1047R over PI3KαWT), we believe OKI-219 can achieve exposures required for activity in PI3Kα-mutated cancers with minimal effect on wild-type PI3Kα signaling, thus potentially limiting on-target toxicities, such as hyperglycemia, gastrointestinal (“GI”) effects, fatigue, and rash. We plan to initially focus on the development of OKI-219 in patients with advanced breast cancer of genetic subtypes that are (a) both hormone receptor positive (“HR+”) and human epidermal growth factor receptor 2 negative (“HER2-”); and (b) human epidermal growth factor receptor 2 positive (“HER2+”). We believe we can potentially expand the application of OKI-219 by conducting appropriate clinical trials in earlier lines of treatment within breast cancer, other subtypes of breast cancer, and potentially in other solid tumors. We aim to render OKI-219 as a preferred backbone therapy to which other medicines are added in the context of PI3KαH1047R-driven disease.

OKI-219 is currently being investigated in a first-in-human Phase 1 open-label multi-arm clinical trial evaluating OKI-219 in patients with solid tumors, including breast cancer harboring a PI3KαH1047R mutation (“PIKture-01”). In the first arm, OKI-219 is being investigated as a monotherapy in patients with solid tumors, including breast cancer, harboring a PI3KaH1047R mutation. Data reported from this arm supported the initiation of the first combination arm investigating OKI-219 as part of a doublet therapy in combination with fulvestrant in patients with HR+/HER2- breast cancer harboring a PI3KαH1047R mutation (“Part B)”. In the second half of 2025, we expanded PIKture-01 to investigate OKI-219 as part of triplet regimens in two breast cancer subtypes, HR+HER2- (HR+) and HER2+. In September 2025, we initiated the first triplet expansion arm of PIKture-01 evaluating OKI-219 in combination with fulvestrant and ribociclib in patients with PI3KaH1047R mutated, HR+ metastatic breast cancer (“Part E”). In October 2025, we initiated a triplet expansion arm of PIKture-01 evaluating OKI-219 in combination with trastuzumab and tucatinib in patients with PI3KαH1047R mutated, HER2+ metastatic breast cancer (“Part C”).

In December 2024, we announced preliminary safety, tolerability, and pharmacokinetic (“PK”) data from Part A of PIKture-01 with a cut off date of October 28, 2024. These data showed that OKI-219 was well tolerated across all dose levels with no hyperglycemia, stomatitis, or rash observed at any dose, and all reported treatment-related adverse events (“TRAEs”) have been grade 1. No dose interruptions, delays, reductions, or discontinuations were reported for TRAEs. OKI-219 dosed at 900 mg twice daily showed steady-state exposure levels with near-continuous coverage of the in vivo EC80 for pAKT inhibition. These data supported the initiation of the first combination arm of PIKture-01, Part B, which began enrolling patients in the fourth quarter of 2024.

To date, we have completed the enrollment of patients in both Part A (monotherapy) and Part B (fulvestrant combination) of PIKture-01 and we are currently enrolling Part C (trastuzumab and tucatinib combination) and Part E (fulvestrant and ribociclib combination). We expect to report data from the monotherapy and fulvestrant combination arms of PIKTure-01 together with initial data from the triplet expansion arms (Parts C and E) in 2026.

Pharmacokinetic and Selectivity Profile

OKI-219 has shown favorable PK data in the PIKture-01 trial that support pharmacologically relevant exposures, potentially even at the lowest assessed dose levels, with a safety profile that is indicative of little or no inhibition of wild-type PI3Kα. At steady state, the exposures of OKI-219 exceed exposures associated with robust antitumor activity in preclinical models. The PK data are considered preliminary with a data cut-off of October 28, 2024.

As of the cutoff date, 13 of the 14 patients that received a ≥600 mg dose twice a day remained in the study. In addition, two patients with HR+/HER2- breast cancer who received the 300 mg dose showed prolonged stable disease, including one patient who sustained >95% reduction in PIK3CAH1047R ctDNA and was on treatment for more than seven months.

Preclinical Data

Results from preclinical in vivo models of OKI-219 used in combination with standard-of-care (“SOC”) therapies for HR+ breast cancers show strong combination activity of OKI-219 in doublet combinations with SERDs and in triplet combinations with SERD + CDK4/6 inhibitors. Additionally, OKI-219 was well tolerated at doses well above those required for tumor regressions, supporting the ability to combine OKI-219 with SOC therapies in breast cancer. Additional preclinical combination studies are ongoing.

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

Our Development Pipeline

We are focused on the discovery and development of precision therapies that target biologically validated drivers of diseases underserved by available therapies. Currently, we are focused on delivering highly selective drug candidates that preserve wild-type PI3Kα while effectively targeting the PI3Kα-mutations, initially in advanced breast cancer.

Our lead product candidate, OKI-219, is advancing in a Phase 1 clinical trial. We are also actively pursuing multiple additional discovery programs that target mutations of PI3Kα. We expect to announce a pan-mutant development candidate in the first quarter of 2026 targeting the most common PI3Kα mutations (i.e., H1047R, E545K, and E542K) in breast cancer. Additionally, we have initiated a discovery program in vascular malformations, where mutations in the PI3Kα pathway have been implicated.

Our Clinical Pipeline

Strategy

Our strategic objective is to conceive, develop and commercialize one or more mutation-specific PI3Kα inhibitors to address the needs of patients in cancer and beyond. With three PI3Ka inhibitor programs, we are committed to developing product candidates that address the needs of patients who suffer from diseases implicated by PI3Ka, a key disease creating gene. We rely on the experience of our team in precision kinase inhibitor drug design and development to carry out our strategy. In doing so, we intend to:

a)

Rapidly advance and expand the clinical development of our highly selective PI3KαH1047R inhibitor, OKI-219. The Phase 1 multi-arm clinical trial, OKI-219-101, known as PIKture-01, has completed enrollment of Parts A and B and is currently enrolling Parts C and E. Part C is a triplet combination of OKI-219 dosed in combination with trastuzumab and tucatinib in patients with PI3KαH1047R-mutated, HER2+ advanced breast cancer. Part E is a triplet combination of OKI-219 dosed in combination with ribociclib and fulvestrant, a selective estrogen receptor degrader (“SERD”) in patients with PI3KαH1047R-mutated, HR+/HER2- advanced breast cancer.

b)

Discover and develop a PI3Ka inhibitor development candidate that selectively targets all the most common PI3Ka mutations. We are actively pursuing a pan-mutant molecule to target all the most common PI3Kα mutations (i.e., H1047R, E545K, and E542K) that may have the potential to treat a broader patient population. Our research and development team has extensive expertise in discovering early development candidates with favorable drug properties, and we plan to announce a pan-mutant development candidate in the first quarter of 2026.

c)

Expand the development of PI3Ka inhibitors beyond breast cancer by harnessing the knowledge gained by our discovery team from understanding this key gene. We are applying our precision drug design approach and our team’s expertise to develop kinase inhibitors for PI3Kα mutations in patients with vascular malformations. PI3Kα mutations are the most common driver mutations for specific sub-types of vascular malformations. These mutations in the PIC3CA gene lead to over activation of the pathway, which controls cell growth, proliferation, and survival. We believe our portfolio of PI3Kα inhibitors have the potential to benefit patients in this underserved population. We plan to announce additional information on our vascular malformations program in 2026.

d)

Conduct clinical and regulatory programs to support our global regulatory and commercialization strategy. We retain worldwide rights to all our programs. We plan to expand our clinical development and seek regulatory approval for our current and future product candidates in the United States and abroad. Our long-term goal is to commercialize our products by establishing a commercial organization on our own and/or by leveraging the capabilities of potential commercial partners inside and outside of the United States. We plan to evaluate strategic opportunities that we believe can maximize the commercial potential of our product candidates with collaborators whose development and commercial capabilities could be complementary.

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

PI3Kα is one of the most commonly mutated oncogenes in cancer. PI3Kα can be activated by oncogenic point mutations in the PI3Kα gene. The three most common mutations of PI3Kα are H1047R, E542K and E545K. Mutation of PI3KαH1047R in a mouse model has induced breast cancer tumorigenesis and is also associated with drug resistance to HER2-targeting agents in breast cancer. PI3Kα is mutated in up to 36% of breast cancer cases. Notably, the PI3KαH1047R mutation is also found in approximately 14% of breast cancer cases, making this an attractive target for novel therapeutics in metastatic breast cancer. In addition, targeting mutated PI3Kα is a clinically-validated approach following approvals of three drugs for patients with PI3Kα-mutated breast cancers: 1) the PI3Kα inhibitor alpelisib, marketed by Novartis as PIQRAY®, approved in combination with fulvestrant for the treatment of HR+, HER2-, locally advanced or metastatic breast cancer with PI3Kα mutations, 2) the AKT inhibitor capivasertib, marketed by AstraZeneca as TRUQAP®, also approved in combination with fulvestrant for the treatment of HR+, HER2-, locally advanced or metastatic breast cancer with PI3Kα mutations and 3) the PI3Kα-selective inhibitor inavolisib (ItovebiTM) which was approved in combination with the SERD fulvestrant and the CDK4/6 inhibitor palbociclib (IbranceTM) in endocrine-resistant HR+/HER2- locally advanced or metastatic breast cancer.

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

Our Product Candidate

OKI-219, a Targeted Inhibitor of PI3KαH1047R

Our lead product candidate is OKI-219, an orally administered small molecule designed to selectively bind to and inhibit PI3KαH1047R, while avoiding inhibition of wild-type PI3Kα. It shows a differentiated safety profile and has demonstrated minimal on-target toxicity in both preclinical and clinical studies to date. In addition, in preclinical studies, OKI-219 showed best-in-class antitumor activity and combinability and tolerability with other SOC drugs, including ribociclib and fulvestrant combinations, a profile that we believe would position OKI-219 to be a preferred therapeutic option in early lines of PI3KαH1047Rmetastatic breast cancer.

OKI-219 is currently being investigated in a first-in-human Phase 1 trial. This is an open-label, international trial designed to evaluate OKI-219 for safety, tolerability, pharmacokinetics, pharmacodynamics, and efficacy with sites in the United States, European Union, and Asia. In December 2024, we reported preliminary safety, tolerability, and pharmacokinetic data from the PIKture-01 trial. OKI-219 was well tolerated across all dose levels tested with no hyperglycemia, and all treatment-related adverse events have been grade 1. No dose interruptions, delays, reductions, or discontinuations were reported for any adverse events. OKI-219 dosed at 900 mg twice daily showed steady-state exposure levels with near-continuous coverage of the in vivo EC80 for pAKT inhibition. These data supported the initiation of the first combination arm of PIKture-01 evaluating OKI-219 in combination with fulvestrant in the fourth quarter of 2024. Additionally, in the second half of 2025, we initiated two triplet dose escalation arms of PIKture-01. We expect to report data from the monotherapy and fulvestrant combination arms of PIKture-01 together with initial data from the triplet dose escalation arms (Parts C and E) in 2026. Additional clinical trials will be required demonstrating that OKI-219 is safe and effective prior to regulatory approvals for the commercial sale of OKI-219.

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

PI3Kα is the most commonly mutated oncogene in breast cancer. Mutations in the PI3K pathway are associated with increased failure of clinical treatments in advanced breast cancer, such HER2 therapy, endocrine therapy, and CDK inhibitor therapy. Notably, the activity of fulvestrant with or without CDK inhibitors in advanced or metastatic breast cancer is worse in PI3KαH1047R mutated tumors, suggesting that adding PI3Kα inhibitors to standard of care therapies in HR+ and HER2+ breast cancer may have strong clinical benefit in patients with PI3Kα-mutated cancers. Some currently approved drugs, such as inavolisib and alpelisib show strong clinical benefit in combination with fulvestrant +/- CDK inhibitors in PI3Kα-mutated breast cancers; however these agents are still associated with significant toxicity from targeting the WT form of the enzyme, which is thought to limit the clinical benefit and quality of life for patients. While a number of molecules with modest selectivity for mutations versus WT PIK3CA are being developed, we believe that highly-selective inhibition of mutated PI3Ka is necessary to enable optimal target coverage and clinical benefit without eroding safety and quality of life due to inducing PI3Ka-related toxicity.

We believe the potential market opportunity for PI3Kα inhibitors is large. Total new HR+/HER2- advanced breast cancer patients each year with the most common PI3Ka mutations (H1047, E542 and E545) is approximately 29,000 in the U.S. and >60,000 in the U.S.+ EU5+Japan (see Figure 1). The single most common PI3Kα mutation, PI3KαH1047R, is found in approximately 14% of all breast cancers. For comparison, the HER2+ population in breast cancer also accounts for approximately 14% of all patients.

The other common PI3Ka mutations, PI3KαE542K and PI3KαE545K, are less prevalent, and combined are found in approximately 10% of breast cancers.

We believe that there is a significant market opportunity for a highly-selective PI3KαH1047R inhibitor, with the ability to target an annual population of ~17,000 patients in the United States and >35,000 patients in the United States +EU5 (UK, Spain, Italy, Germany and France) + Japan with PI3KαH1047R-mutated tumors across all lines of metastatic breast cancer (see Figure 1).

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

Figure 1. Estimated breast cancer incidence metrics across certain regions of the world. Source: OnKure third party research

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

In December 2024, we announced preliminary safety, tolerability, and PK data from PIKture-01 as of a data cut off on October 28, 2024. OKI-219 was well tolerated across all dose levels with no hyperglycemia, stomatitis, or rash observed with other PI3Kα inhibitors. Additionally, all TRAEs have been grade 1, with no dose interruptions, delays, reductions, or discontinuations reported for any TRAEs.

Figure 2. Initial TRAEs observed across dose levels in PIKture-01 Part A.

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

Current Treatment Landscape in PI3K-mutated Breast Cancer

The treatment landscape for metastatic breast cancer is changing rapidly, with the introduction of multiple novel and next-generation drugs with potential for improved safety and efficacy and that target specific molecularly defined patient populations. Combinations of multiple drugs and mechanisms based on patients’ mutational status are now routine, particularly in early lines of treatment, reflecting this increased molecular understanding of disease. Although metastatic breast cancer is still considered incurable, with the introduction of novel targeted therapies, patients now experience prolonged survival: patients with HR+/HER2- distant (Stage IV) breast cancer show a 36.5% 5-year survival rate, which is expected to rise as additional novel therapies gain acceptance. Given this changing treatment environment, in which patients expect to receive multiple years of targeted therapy, typically in combinations, new therapies will need to not only demonstrate efficacy but increasingly must show both a clear safety advantage and a lack of drug interactions that facilitate targeted combination regimens that enable patients to remain on and tolerate optimal therapy for extended periods of time, particularly in early lines of therapy.

Many cancers are treated with combinations of two or more anti-cancer drugs. Specifically, in breast cancer, the choice of therapy is dependent on the type and stage of disease. Breast cancers are segmented diagnostically based on growth drivers, including hormonal receptors such as estrogen and progesterone receptors and the HER2/neu receptor. In general, treatment options for patients are divided into three groups based on: (1) the status of either hormone receptors (over-express the estrogen receptor (ER) and/or or progesterone receptor (PR) (classified as HR+)); (2) the HER2/neu receptor (classified as HER2+); or (3) the lack of expression of either HR or HER2 (classified as triple negative (TNBC)). Mutations in PI3Ka occur in approximately 36% of breast cancers and are generally considered to be truncal (occur early in disease and typically present from initial tumor development through metastasis).

Approximately 70% of breast cancers are HR+ (most being HR+/HER2-), however with a minority of these being HR+/HER2-). Patients with HR+/HER2-/PI3KMT breast cancer are often treated with unique therapies, reflecting the advent of drugs to target both the estrogen receptor and the PI3K pathway (see figure above). In general, in the adjuvant setting, these patients are treated similarly to PI3KWT patients, typically treated with anti-estrogen therapy, such as an aromatase inhibitor (e.g., letrozole) or a selective estrogen receptor modulator (SERM) such as tamoxifen in the adjuvant setting. Some patients with intermediate or high-risk disease may also receive chemotherapy prior to anti-estrogen therapy. Typically, adjuvant drugs are administered for up to five years. For patients who experience a recurrence of disease (locally advanced or metastatic) treatment options for the specific group of patients who have HR+/HER2-/PI3KaMT mBC first-line therapy now includes the use of targeted PI3K inhibitors in some settings. Specifically, the portion of these patients who develop advanced or metastatic disease while still on, or rapidly after completion (<12 months) of, adjuvant therapy are considered to be higher risk and are recommended to be treated with a triplet therapy combining the SERD fulvestrant, the CDK4/6 inhibitor palbociclib, and the PI3K-inhibitor inavolisib (ITOVEBITM, Genentech). HR+/HWE2-/PI3KMT patients who develop metastatic disease more than 12 months from completion of adjuvant therapy are considered still to be sensitive to anti-estrogen therapy, and are recommended to get a combination of an aromatase inhibitor (letrozole, anastrozole or exemestane) with a CDK4/6 inhibitor (palbociclib, ribociclib or abemaciclib). In the second-line setting, treatment can vary depending on identified mutations in various genes. Patients with PI3Kα mutations are eligible to receive fulvestrant plus a PI3Kα- or AKT-targeting agent such as alpelisib or capivasertib. ESR1 mutations commonly develop in patients who have disease that progresses on aromatase inhibitors (approximately 40% of patients). For HR+/HER2-/PI3KMT patients with ESR1 mutations, physicians may prescribe an oral SERD such as elacestrant (marketed by Stemline Therapeutics, a subsidiary of Menarini Group, as Orserdu®), or imlunestrant (Inluriyo™ marketed by Eli Lilly) and often, these patients may receive oral SERDs before combinations with fulvestrant and a PI3K pathway inhibitor. For other patients, fulvestrant with or without the mTOR inhibitor everolimus would be indicated; however, this combination is not specifically approved for patients with a PI3K mutation). Following disease progression on both AI and SERDs, mBC is typically considered to be estrogen insensitive, and patients may be treated with an ADC or chemotherapy.

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

The PI3Kα-targeting agent alpelisib and the AKT-targeting agent capivasertib are currently approved in combination with fulvestrant in advanced HR+/HER2- breast cancer, providing a proof of concept for targeting mutated PI3Kα in this disease. These therapies have significant toxicity, however, which presents a challenge for their use. We believe that the ability to safely combine with fulvestrant or other SERDs. As well as with any of the approved CDK4/6 inhibitors (ribociclib, abemaciclib or palbociclib) is a critical advantage for any new therapy targeting PI3Kα-mutated HR+ breast cancer. OKI-219 was tested in combination with fulvestrant + either palbociclib or ribociclib or with a next-generation SERD known as camizestrant in a preclinical breast cancer model utilizing the T47D cell line. T47D is an estrogen receptor-positive luminal A subtype breast cancer cell line that harbors the PI3KαH1047R mutation and is frequently utilized in research of hormonal signaling in breast cancer. In mouse xenograft models implanted with T47D cells, a combination of OKI-219 (25 mg/kg, QD) + fulvestrant (5 mg/mouse, QW) + ribociclib (75 mg/kg, QD) or palbociclib (10 mg/kg, BID) showed increased antitumor activity and regressions compared to either OKI-219 alone or the fulvestrant + CDK4/6 inhibitor combination. Likewise, monotherapy treatment with camizestrant at 10mg/kg QD resulted in slower tumor growth than the control but did not result in significant tumor volume reduction from baseline. Similarly, monotherapy dosing with OKI-219 at 25mg/kg QID resulted in delay of tumor growth as well. The combination of OKI-219 and camizestrant resulted in significant and dose-dependent tumor shrinkage, supporting the potential for combination therapy of OKI-219 and SERDs in metastatic breast cancer.

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

Phase 1 PIKture-01 Trial

OKI-219 is currently being investigated in the PIKture-01 trial, a Phase 1 trial. This is an open-label, multi-arm international trial with sites in the United States, European Union, and Asia designed to evaluate the safety, tolerability, PK, PD, and preliminary antitumor activity of OKI-219 in patients with solid tumors, including breast cancer harboring a PI3KαH1047R mutation.

The PIKture-01 trial has four active parts:

•

Part A is a dose-ranging basket trial of solid tumors testing OKI-219 as a monotherapy. This part of the trial enrolled patients with solid tumors with the PI3KαH1047R mutation for whom there is no effective available therapy. The starting dose is 300mg BID, and this trial uses a Bayesian Optimal Interval design. We have dosed up to 1500mg BID. We completed and closed enrollment in Part A as of August 2025. We expect to provide an update from this arm of the trial in the first quarter of 2026.

•

Part B is investigating OKI-219 in combination with fulvestrant in HR+/HER2- advanced breast cancer. These patients must have locally advanced, unresectable or metastatic cancer with the PI3KαH1047R mutation and have received at least one prior line of hormonal therapy and at least one prior line of CDK 4/6 inhibitor therapy in the advanced or metastatic setting unless contraindicated. Part B was initiated in the fourth quarter of 2024. We completed and closed enrollment of the dose-escalation portion of Part B as of August 2025. We expect to announce initial data from this arm of the trial in the first quarter of 2026.

•

Part C is investigating OKI-219 in combination with trastuzumab and tucatinib in patients with HER2+ advanced breast cancer with the PI3KαH1047R mutation. These patients must have HER2+, locally advanced unresectable or metastatic breast cancer and also have received prior taxane, trastuzumab, pertuzumab, tucatinib or trastuzumab deruxtecan unless unavailable or contraindicated. Part C was initiated in October 2025. We expect to announce initial data from this arm of the trial in 2026.

•

Part E is investigating OKI-219 in combination with ribociclib and fulvestrant in patients with HR+/HER2- advanced breast cancer with the PI3KαH1047R mutation. Part E was initiated in September 2025. We expect to announce initial data from this arm of the trial in the first quarter of 2026.

Part B has enrolled patients in a single-arm dose escalation plus back-fill cohorts, and the clinical protocol currently includes an option to investigate high and low doses to comply with FDA’s project OPTIMUS dose optimization requirement. The objective of a dose-finding trial is to find the optimum dose instead of utilizing the maximum tolerated dose, which historically has been the dose chosen for pivotal trials of cancer drugs.

The primary endpoint of Part A is to assess the safety of OKI-219 and to identify the maximum tolerated dose and pharmacologically active dose(s) (“PAD”). Secondary endpoints include additional measures of safety and tolerability in addition to:

•	assess plasma PK of OKI-219;

•	assess the effect of food on the PK of OKI-219;

•	estimate preliminary antitumor activity;

•	assess the dose-response impact of circulating tumor DNA (“ctDNA”); and

•	assess the PD activity of OKI-219 and its association with PK, safety, and efficacy.

For Part B, the primary endpoints during dose-ranging are to assess the safety of OKI-219 when taken in combination with fulvestrant and to identify two PAD levels that will be utilized during the dose optimization portion, if necessary, for which the primary endpoint is to compare two PAD levels of OKI-219 plus a fixed dose of fulvestrant in order to identify the recommended Phase 2 dose. Secondary endpoints include additional measures of safety and tolerability of OKI-219 when taken in combination with fulvestrant in addition to:

•	assess the plasma PK of OKI-219 when in combination with fulvestrant;

•	estimate preliminary antitumor activity of OKI-219 when taken in combination with fulvestrant;

•	assess the dose-response impact of OKI-219 when taken in combination with fulvestrant; and

•	assess the PD activity of OKI-219 and determine the impact of OKI-219 dosing in combination with fulvestrant on blood glucose and insulin.

Additionally, exploratory endpoints for all parts include an exploration of predictive biomarkers of response to OKI-219 in blood and tumor tissue as monotherapy and while in combination with fulvestrant. For dose optimization only, we also seek to determine the impact of OKI-219 on quality of life.

During dose optimization, we anticipate that 20 participants will be randomized between two PAD levels in Part B. A sample size of 20 participants in each arm will provide 79% power to detect an increase in objective response rate from 5% to 20% within each PAD arm using a one-sided exact binomial test at the 10% level of significance. Monotherapy is not powered to assess efficacy.

For Parts C and E, the primary endpoints during dose-ranging are to assess the safety of OKI-219 when taken in combination with tucatinib plus trastuzumab and fulvestrant plus ribociclib, respectively. Secondary endpoints include measures of safety and tolerability of OKI-219 when taken in combination with tucatinib plus trastuzumab (Part C) and fulvestrant plus ribociclib (Part E) in addition to:

•	assess the plasma PK of OKI-219 when taken in combination with tucatinib plus trastuzumab (Part C) and fulvestrant plus ribociclib (Part E);

•	estimate preliminary antitumor activity of OKI-219 when taken in combination with tucatinib plus trastuzumab (Part C) and fulvestrant plus ribociclib (Part E);

•	assess the dose-response impact of OKI-219 when taken in combination with tucatinib plus trastuzumab (Part C) and fulvestrant plus ribociclib (Part E); and

•

assess the PD activity of OKI-219 and determine the impact of OKI-219 dosing when taken in combination with tucatinib plus trastuzumab (Part C) and fulvestrant plus ribociclib (Part E) on blood glucose and insulin.

Part A
OKI-219 monotherapy
Dose escalation
Advanced solid tumors
PI3Kα^H1047R mutation
BOIN design
Doses 300, 600, 900, 1200, 1500 mgs BID
DR + Backfill
Part B
HR+ Metastatic Breast Cancer PI3Kα^H1047R mutation
OKI-219 + fulv dose ranging
R1
OKI-219 PAD 1 + fulv (N=20)
Dose Optimization
OKI-219 PAD 2 + fulv (N=20)
Part C
HER2+ Metastatic Breast Cancer PI3Kα^H1047R mutation
OKI-219 + trastuzumab + tucatinib dose ranging
Dose Expansion
OKI-219 PAD 1 + tras + tuca (N=30)
Part E
HR+ Metastatic Breast Cancer PI3Kα^H1047R mutation
OKI-219 + ribociclib + fulvestrant dose ranging
Dose Expansion
OKI-219 PAD 1 + ribo + fulv (N=30)

Key Eligibility Criteria:

- Prior PI3K inhibitors of any kind allowed
- Treated or untreated asymptomatic brain metastasis allowed
- HbA1C < 8% allowed

Key Endpoints:

- Safety and tolerability
- PK, PD, RP2D incorporating Project Optimus
- Anti-tumor activity assessed by ORR by RECIST v1.1, DOR, PFS
- Patient reported outcomes via EORTC QLQ-C30 score during dose optimization/exp only

Abbreviations BOIN: Bayesian Optimal Interval Design; DOR: Duration of Response; ORR: Objective Response Rate; PFS: Progression Free Survival; PAD: Pharmacologically Active Dose; PD: Pharmacodynamics, PK: Pharmacokinetics; R: Randomization; RP2D: Recommended Phase 2 Dose; SOC: Standard of Care. PIKture-01 trial (NCT:06239467). (1) includes one cross over patient.

Figure 3. PIKture-01 trial design, key eligibility criteria and key endpoints as of December 2025.

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

We believe that to fully target all the most common PI3Kα mutations in SOC combinations in HR+ mBC, a PI3Kα “Pan-mutant” inhibitor will need to demonstrate approximately 10-fold selectivity against each of the most common mutations (PI3KαH1047X, PI3KαE542K and PI3KαE545K). Currently, we are aware of no compounds in clinical development that can achieve this level of selectivity across all the most common mutations, leaving an opportunity for development and approval of a pan-mutant PI3Kα inhibitor for patients regardless of their PI3Kα mutation.

We are actively developing pan-mutant candidates with activity and selectivity (>10X) across the most common PI3Kα mutations (i.e., H1047R, E545K, and E542K). We believe a highly selective and potent pan-mutant inhibitor has the potential to achieve a maximal efficacy and safety profile in combinations in metastatic breast cancer, and may further enable sufficient activity as a single agent to target PI3Kα-mutated advanced cancer populations beyond breast cancer. This represents a significant patient population for which there are no current targeted therapies: Approximately 11% of all cancers harbor mutations in PI3Kα, and no PI3Kα-targeted therapies have shown sufficient efficacy to gain approval as a single-agent, potentially due to poor selectivity limiting the ability to get sufficient target inhibition without dose-limiting toxicities. We propose that a highly selective pan-mutant inhibitor may have the efficacy to enable use in this underserved patient population beyond breast cancer. We expect to announce a pan-mutant development candidate in the first quarter of 2026.

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

There are multiple PI3Kα-pathway targeted agents either approved or under clinical development that may compete with OKI-219 and our PI3Kα-targeted portfolio. These include the marketed medicines alpelisib (Piqray®, a PI3Kα-selective inhibitor marketed by Novartis) and capivasertib (Truqap®, an AKT1 inhibitor marketed by Astra Zeneca), both of which are approved for the treatment of PI3Kα-mutated breast cancer patients in combination with the SERD fulvestrant in ER+ mBC. The PI3Kα-selective inhibitor inavolisib (ItovebiTM) is also approved in combination with the SERD fulvestrant and the CDK4/6 inhibitor palbociclib (Ibrance®) in endocrine resistant HR+/Her2- locally advanced or metastatic breast cancer. We are also aware of several novel PI3K-targeted therapies that are in clinical development. These include both multiple non-mutation-selective PI3K inhibitors such as gedatolisib (Celcuity Inc.), MEN1611 (Menarini), and TOS-358 (Totus Medicines), and inhibitors designed to have greater selectivity for mutated PI3Kα, including RLY-2608 (Relay Therapeutics), STX-473 (Scorpion Therapeutics) and SNV4818 (Synnovation Therapeutics). Multiple other companies have disclosed or published research efforts in PI3K inhibitors that are at an early stage but could potentially advance to the clinic.

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

To date, we have obtained the starting materials and cGMP-compliant active pharmaceutical ingredients from certain suppliers, but could contract with other CMOs for these materials as the raw materials we use are common and available from multiple sources. We also currently rely on CMOs, for the drug product for OKI-219, but may contract with other CMOs for the manufacture of drug product in the future. We are in the process of developing our supply chain for our product candidates and intend to put in place framework agreements under which third-party CMOs will generally provide us with necessary quantities of API and drug product on a project-by-project basis based on our development requirements.

As we advance our product candidates through development, we plan to explore adding backup suppliers for intermediates, the API, and drug product for OKI-219 and future product candidates in order to protect against any potential supply disruptions.

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

As of March 6, 2026, our patent portfolio included 63 owned patent applications and one owned U.S. issued patent, covering various aspects of our proprietary technology, product candidates, and related inventions and improvements. The patent portfolio also included 49 patent applications pending in jurisdictions outside of the United States.

PI3K Platform

We currently own 13 patent families directed to our PI3K platform technology as summarized below. The patent families are differentiated based on the chemical structures of the PI3K inhibitor compounds. All of the family members are currently at the application stage and exist as one or more U.S. provisional (“USP”) applications, a Patent Cooperation Treaty (“PCT”) application, or as U.S. and non-U.S. national phase applications. Several of our current patent applications relate to and include composition of matter claims for OKI-219. All six of the patent families which are at the PCT application stage also have a Taiwanese (“TW”) patent application. The U.S. provisional applications secure an early filing date and provide an additional twelve months of patent protection beyond the normal 20-year lifetime of any patent granted thereon. The PCT applications are single-application placeholders for filings in a majority of the countries and geographic regions of the world. The types of claims for each application are listed, and an expiration year for each family based on the actual or projected PCT filing dates is also provided.

Family 1: 15 national applications w/product and method of treatment claims/2043 expiration

Family 2: 15 national applications w/product and method of treatment claims/2043 expiration

Family 3: 12 national applications w/product and method of treatment claims/2044 expiration

Family 4: PCT and TW applications w/product and method of treatment claims/2045 expiration

Family 5: PCT and TW applications w/product and method of treatment claims/2045 expiration

Family 6: PCT and TW applications w/product and method of treatment claims/2044 expiration

Family 7: PCT and TW applications w/product and method of treatment claims/2045 expiration

Family 8: PCT and TW applications w/product and method of treatment claims/2045 expiration

Family 9: PCT and TW and AR applications w/product and method of treatment claims/2046 expiration

Family 10: USP application w/product and method of treatment claims/2046 expiration

Family 11: USP application w/product and method of treatment claims/2046 expiration

Family 12: USP application w/product and method of treatment claims/2046 expiration

Family 13: USP application w/product and method of treatment claims/2046 expiration

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

Clinical trials in the United States generally are conducted in three phases, known as Phase 1, Phase 2, and Phase 3. Although the phases are often conducted sequentially, they may overlap or be combined.

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

After the FDA evaluates an NDA and conducts inspections of manufacturing facilities, it will issue an Approval Letter or a Complete Response Letter. An Approval Letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the NDA identified by the FDA. The Complete Response Letter may require additional clinical data, including the potential requirement to conduct additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, or to conduct additional preclinical studies or manufacturing changes. If a Complete Response Letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive, and the FDA may interpret data differently than we interpret the same data. Further, FDA’s “real time” release of newly issued Complete Response Letters associated with withdrawn or abandoned applications, if applicable to any of our product candidates, can materially impact our business and competitive advantage.

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

•

The federal Foreign Corrupt Practice Act (“FCPA”) prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with: accounting provisions requiring them to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations; analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require biotechnology companies to comply with the biotechnology industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and require the registration of their sales representatives; state laws that require biotechnology companies to report information on the pricing of certain drug products; and state and foreign laws that govern the privacy and security of health information in some circumstances (such as Washington’s My Health, My Data Act, which, among other things, provides for a private right of action), many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Additionally, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. For example, the American Rescue Plan Act of 2021 eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure, single-source drugs that have been approved for at least seven years (11 years for single-source biologics) qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of HHS to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. In November 2025, CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions fOr U.S. Medicaid Model) to introduce the option of most-favored-nation pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. Government agreements with pharmaceutical companies and other government measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or that increase generic and biosimilar drug entry sooner than expected can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover research and development costs, ability to attract potential investors and potential buyers in the future. The impact of these legislative, executive, and administrative actions of the government on us and the pharmaceutical industry as a whole is unclear.

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

Employees and Human Capital Resources

As of March 11, 2026, we had 45 employees, 34 of whom were engaged in research and development activities. We also engage contractors and consultants. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We have not experienced any work stoppages due to employee disputes, and we consider our relationship with our employees to be good.

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

Corporate Information

We were incorporated under the laws of the State of Delaware in November 2014 as Reneo Pharmaceuticals, Inc. (“Reneo”). On October 4, 2024 (the “Closing Date”), we consummated a merger pursuant to the terms of the Agreement and Plan of Merger, dated as of May 10, 2024 (the “Merger Agreement”), by and among Reneo, Radiate Merger Sub I, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Reneo (“Merger Sub I”), Radiate Merger Sub II, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of Reneo, and OnKure, Inc., a Delaware corporation (“Legacy OnKure”). Legacy OnKure was incorporated under the laws of the State of Delaware in March 2011.

Pursuant to the Merger Agreement, on the Closing Date, (i) Reneo effected a reverse stock split of Reneo’s issued common stock at a ratio of 1:10, (ii) Reneo changed its name to “OnKure Therapeutics, Inc.”, (iii) Reneo reclassified all of its common stock as Class A Common Stock or Class B Common Stock, and (iv) Merger Sub I merged with and into Legacy OnKure (the “Merger”), with Legacy OnKure as the surviving company in the Merger and, after giving effect to such Merger, Legacy OnKure became a wholly owned subsidiary of OnKure Therapeutics, Inc. (together, the “Combined Company”.

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

Our management has concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.

Our audited financial statements for the fiscal year ended December 31, 2025 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our management concluded as of December 31, 2025 that due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern for a period from one year after our financial statements have been issued. We believe our cash and cash equivalents balance as of December 31, 2025 will be sufficient to fund our operations, at our projected cost structure, into the fourth quarter of 2026. We cannot be certain that we will be able to make any other sale of our common stock in any future offering to cover our future capital needs, or at all. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. If we are delayed in completing or are unable to complete additional funding and/or a strategic transaction, we may discontinue our development activities or operations, but there are no assurances that these reductions would be sufficient to allow us to continue to operate as a going concern. Therefore, even if we resolve this uncertainty, management could conclude that uncertainty as to our ability to continue as a going concern could exist at a future date.

We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate. We may be forced to reduce our operating expenses and raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings. However, we cannot guarantee that will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. If we are unable to raise sufficient additional capital or complete a strategic transaction, we may be unable to continue to fund our operations, develop our product candidates, or realize value from our assets and discharge our liabilities in the normal course of business. If we cannot raise sufficient funds, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.

We have incurred significant net losses in each period since inception, and we expect to continue to incur significant net losses for the foreseeable future.

We have incurred significant net losses in each reporting period since inception, have not generated any revenue from the sale of products, and have funded our operations primarily from the sale and issuance of equity securities and convertible debt. Our net losses were $59.5 million and $52.7 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $214.2 million. We have no products approved for sale. As a result, we expect that it will be many years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses to discover, develop and market additional product candidates.

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

We have limited resources and are currently focusing our efforts on OKI-219 for development in particular indications and advancing our other preclinical and discovery research programs. As a result, we may fail to capitalize on programs, product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

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

There is also currently significant uncertainty about the future relationship between the United States and various other countries, including China, with respect to trade policies, treaties, trade regulations, and tariffs, and such uncertainty could continue under the current U.S. presidential administration. In February 2025, the administration stated its intent to modify U.S. trade policy and, in some cases, to renegotiate, or potentially terminate, certain existing bilateral or multilateral trade agreements. Beginning that month, the administration imposed “fentanyl-related” tariffs of 10-35% on imported products of China, Canada, and Mexico, with an exception for goods that qualify for duty-free treatment under the U.S.-Mexico-Canada Agreement. Beginning in April 2025, the administration also imposed “reciprocal” tariffs of 10% or more on imports from almost all U.S. trading partners other than Canada and Mexico, including China and the European Union. Both of the foregoing tariffs were implemented under authorities asserted under the International Emergency Economic Powers Act (“IEEPA”) and rescinded on February 24, 2026, following a Supreme Court decision invalidating the use of IEEPA to authorize these tariffs. The availability, timing, and amount of any related refunds associated with payments of these tariffs remain uncertain and subject to further legal, regulatory, and administrative action. Beginning February 24, 2026, the U.S. government implemented a new, global “temporary import surcharge” of 10% on many of the same products affected by the prior reciprocal tariffs, under authorities provided for in Section 122 of the Trade Act of 1974. These tariffs supplement existing non-IEEPA tariff measures, including those already imposed under authorities provided in Section 232 of the Trade Expansion Act of 1962 and Section 301 of the Trade Act of 1974. The U.S. Commerce Department is also currently conducting a targeted investigation related to imports of pharmaceuticals and pharmaceutical ingredients under Section 232 which could result in additional tariffs on imports of finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. The administration continues to implement new, reinstated, or adjusted tariffs, and we expect that the administration will continue with this practice. These tariffs (and the uncertainty around their implementation) could affect inputs to our products, as well as equipment, materials, or components that we import into the United States from our suppliers, which could significantly impact the cost of these items. Retaliatory tariffs and trade barriers could also negatively affect our ability to export and sell our potential products into those countries. If these tariffs are implemented, reinstated or adjusted, if additional tariffs are placed, or if any related countermeasures are taken by China, the European Union, or other countries, our business, financial condition, and results of operations may be materially harmed.

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

If a prolonged government shutdown occurs, as it has previously, either for global health related reasons or other reasons, preventing the FDA or other regulatory authorities from conducting business as usual or conducting inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material effect on our business.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. In August 2022, Congress passed the Inflation Reduction Act of 2022 (the “IRA”), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including among other changes allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise taxes for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries. HHS has issued and will continue to issue and update guidance as these programs are implemented. Only high-expenditure, single-source drugs that have been approved for at least seven years (11 years for single-source biologics) qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, CMS selected 10 high-cost Medicare Part D drugs in 2023 and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. However, various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. Government agreements with pharmaceutical companies and other government measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or increase generic and biosimilar drug entry sooner than expected, could have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, or ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chains or manufacturing in the United States. The impact of these judicial challenges, as well as future legislative, executive and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole, is difficult or impossible to predict. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates if approved.

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

In the United Kingdom (“UK”), the Data Protection Act of 2018 implements and complements the GDPR and is effective along with a version of the GDPR referred to as the UK GDPR. These regimes authorize significant fines, up to the greater of £17.5 million or 4% of global turnover, and expose us to two parallel regimes and potentially divergent enforcement actions. Further, aspects of data protection in the UK remain uncertain. In 2021, the European Commission issued an adequacy decision pursuant to which personal data generally may be transferred from the EU to the UK without restriction. This adequacy decision was renewed in December 2025 to extend through December 2031. The UK’s adequacy determination may, however, be revoked or modified at any time. Additionally, the UK’s Information Commissioner’s Office has issued standard contractual clauses to support personal data transfers out of the UK (“UK SCCs”). Regulatory guidance and other developments relating to cross-border personal data transfers, including the necessity of putting in place SCCs and UK SCCs, may increase the complexity of transferring personal data across borders and may require us to engage in additional contractual negotiations or to modify our policies and practices. Other jurisdictions also increasingly maintain laws and regulations addressing privacy, data protection, and cybersecurity. We may incur liabilities, expenses, and other operational losses under the GDPR and local laws of applicable EU member states, the UK, and other regions in connection with any measures we take to comply with them.

In the United States, in addition to HIPAA, HITECH, and state laws addressing health-related information, numerous federal and state laws and regulations govern the collection, use, disclosure, and other processing of information relating to individuals. In California, the California Consumer Privacy Act (“CCPA”) requires covered companies to provide disclosures to consumers about such companies’ data collection, use and sharing practices, provide such consumers ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action in data breach situations. The CCPA went into effect on January 1, 2020, and was modified significantly by the California Privacy Rights Act (“CPRA”), which was approved by California voters in the 2020 election and became effective January 1, 2023. The CCPA has prompted numerous proposals for federal and state privacy legislation. Numerous U.S. states have proposed, and in certain cases enacted, laws addressing privacy and cybersecurity matters. Many of these laws are comprehensive privacy statutes imposing obligations similar to the CCPA. Certain U.S. states have also enacted laws and regulations addressing specific subject matter, such as Washington State’s My Health, My Data Act which, among other things, provides for a private right of action. The U.S. Department of Justice also has issued rules restricting, and imposing requirements in connection with, certain bulk transfers of sensitive personal information.

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

The manufacture of drugs is complex, and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounters such difficulties, our ability to provide adequate supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or prevented.

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

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and external processing and storage (e.g., cloud) systems, and those of our third-party CROs, other contractors (including sites performing our current or future clinical trials), consultants and other third-party service providers, these systems are potentially vulnerable to breakdown or other damage or interruption. Our systems and the systems of third parties who support our operations are vulnerable to service interruptions, system malfunction, natural disasters, terrorism, war (such as conflicts in the Middle East and between Ukraine and Russia), and telecommunication and electrical failures, as well as security breaches and incidents arising from or caused by inadvertent or intentional actions by our employees, contractors, consultants, business partners, or other third parties, or from cyberattacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, or availability of information), which may compromise our system infrastructure or lead to unauthorized access to or disruption of our or third-party systems and the unauthorized access to, misuse, disclosure, loss, destruction, alteration or dissemination of, or damage to, our data, including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information. For example, companies have experienced an increase in phishing and social engineering attacks in recent years. Our employees generally work in a hybrid model in our office~~s~~ and from home, and we may need to adjust our working model from time to time. As a result, we may have increased cyber security and data security risks, due to increased use of home wi-fi networks and virtual private networks. While we implement controls to reduce the risk of a resulting cyber security or data security incident or breach, we may experience data security incidents, and there is no guarantee that the measures we have implemented will be adequate to safeguard all systems and data, especially with some employees working from home or in a hybrid model where it is more difficult for us to monitor.

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

We expect to incur significant costs in our efforts to detect, prevent, and respond to security incidents. We also rely on third parties to manufacture our product candidates, and similar events relating to their systems could also have a material adverse effect on our business. There have been and may continue to be significant supply chain attacks and operational technology attacks globally, and we cannot guarantee that our systems or those of third-party service providers or other third parties that support us or our operations have not been breached or that they do not contain exploitable defects or bugs that could result in a security incident or breach of, or other disruption to, our systems or the systems of third parties that support us and our operations. Any disruption or security incident may result in damage to, or loss, destruction, alteration, or other unauthorized processing of our data, or inappropriate disclosure of confidential or proprietary information, we could be exposed to litigation and governmental investigations and other proceedings and actions, delays in the development and commercialization of our product candidates, and subject us to significant fines, penalties, and other liabilities. Litigation, governmental investigations, and other actions and proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, and adversely affect our reputation. We could be required to fundamentally change our business activities and practices in response to such litigation or investigations, which could have an adverse effect on our business. Any actual or perceived inability to adequately protect data in our possession, custody, or control could have a material adverse effect upon our reputation, business, operations, or financial condition.

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

Reneo’s winddown of its historical operations, the suspension of development activities and the Merger, resulting in the conversion of Legacy OnKure into a public company, made us subject to the SEC requirements applicable to reporting shell company business combinations. As a result, we are subject to more stringent reporting requirements, offering limitations and resale restrictions than some other companies.

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

If existing securityholders sell, or indicate an intention to sell, substantial amounts of our Class A Common Stock in the public market, the trading price of our Class A Common Stock could decline. All outstanding shares of our Class A Common Stock, other than shares held by our affiliates, are freely tradable, without restriction, in the public market. In addition, shares of our Class A Common Stock that are subject to outstanding options or warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these shares are sold, the trading price of our Class A Common Stock could decline.

Our executive officers, directors and principal stockholders have the ability to control or significantly influence all matters submitted to our stockholders for approval.

As of March 1, 2026, our executive officers, directors and principal stockholders, in the aggregate, beneficially own approximately 45.1% of the outstanding shares of our Class A Common Stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

As of December 31, 2025, we had U.S. federal net operating loss carryforwards of $236.5 million. Under current law, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards is limited to 80% of taxable income for taxable periods beginning after December 31, 2020. Net operating loss carryforwards may be subject to similar limitations under state law. In addition, under Sections 382 and 383 of the Code, U.S. federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points (by value) over their lowest ownership percentage within a rolling three-year period. Legacy OnKure had not conducted a study to determine whether such an ownership change had occurred in the previous years to impair the use of its net operating loss carryforwards. Reneo may have experienced such ownership changes in the past, and we believe that Reneo experienced an ownership change in connection with the Merger and the private placement Reneo completed concurrently with the closing of the Merger. Our ability to utilize these net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including, as discussed above, in connection with the Merger and the concurrent private placement or other transactions. Similar rules may apply under state tax laws. In addition, California has recently enacted a temporary suspension on the use of state net operating loss carryforwards for certain businesses, which may adversely affect us if we earn taxable income in the impacted tax years that is apportioned to California. Other state tax limitations may apply.

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

Item 3. Legal Proceedings

From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. Information pertaining to legal proceedings is described in Item 8, “Financial Statements and Supplementary Data - Note 13: Commitments and Contingencies,” and incorporated by reference herein.

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

As of March 11, 2026, there were 13,673,565 shares of our Class A common stock outstanding held by approximately 36 holders of record of our Class A common stock and no shares of our Class B common stock were outstanding. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Securities

Except as previously reported in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission (“SEC”) during the year ended December 31, 2025, there were no unregistered sales of equity securities by us during the year ended December 31, 2025.

Stock Performance Graph

Not required for smaller reporting companies.

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

Unless otherwise indicated or the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section to “the Company,” “we,” “us,” “our” and other similar terms refer to the business and operations of Legacy OnKure prior to the Merger and to the Combined Company following the Merger. While the legal acquirer in the Merger was Reneo, for financial accounting and reporting purposes under U.S. GAAP, Legacy OnKure was the accounting acquirer and the Merger was accounted for as a “reverse recapitalization.” As a result of the Merger, the net assets of Reneo were recorded at their acquisition-date fair value in the financial statements of the Combined Company and the reported operating results prior to the Merger are those of Legacy OnKure. Legacy OnKure’s historical financial statements became the historical consolidated financial statements of the Combined Company.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery and development of precision medicines that target biologically validated drivers of cancers and other diseases that are underserved by available therapies. Using a structure-based drug design platform, we are committed to improving clinical outcomes for patients by building a pipeline of small molecule drugs designed to achieve optimal efficacy and tolerability by selectively targeting specific mutations shown to be key drivers of cancer and other diseases. By selectively sparing the wild-type enzyme and preferentially targeting the mutated form of the protein, which is oncogenic and drives disease processes in both cancer and vascular overgrowth syndromes, we aim to discover and develop drugs with improved safety and efficacy by sparing toxicity that arises from non-selective inhibition of the non-mutated (or wild-type) version of the protein. We work under the principle that inhibiting target proteins with specific mutations instead of wild-type variants should enable precise patient selection that will, in turn, improve the probability of clinical success. We designed our current product candidates utilizing disciplined medicinal chemistry, x-ray crystallography and computational chemistry to inhibit specified mutated versions of PI3Kα, a key disease creating gene. Our lead product candidate, OKI-219, is a highly selective inhibitor of PI3KαH1047R that has a much smaller impact on PI3KαWT. We plan to initially focus on the development of OKI-219 in patients with advanced breast cancer of genetic subtypes that are (a) both HR+ and HER2-; and (b) HER2+. We believe we can potentially expand the application of OKI-219 by conducting appropriate clinical trials in earlier lines of treatment within breast cancer, other subtypes of breast cancer, potentially in other solid tumors. OKI-219 is currently in a first-in-human Phase 1 clinical trial.

Financial Overview

Since our inception, our operations have primarily focused on raising capital, establishing and protecting our intellectual property portfolio, organizing and staffing our company, business planning, and conducting preclinical and clinical development of and manufacturing development for our product candidates. We do not have any product candidates approved for sale, have not generated any revenue from product sales, and do not expect to generate revenues from the commercial sale of any products for the foreseeable future, if ever. Since inception, we have incurred significant operating losses. Our net losses were $59.5 million and $52.7 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $214.2 million, and cash and cash equivalents of $59.1 million.

In November 2025, we entered into a sales agreement with a placement agent to sell, from time to time, our common stock having an aggregate offering price of up to $16.0 million, in an “at the market offering.” No shares have been issued under this sales agreement.

We have funded our operations primarily through private placements of our common stock, preferred stock and issuance of convertible debt. The significant uncertainties surrounding the clinical development timelines and costs and the ability to raise a significant amount of capital raises substantial doubt about our ability to continue as a going concern from one year after the Company’s consolidated financial statements have been issued.

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

Interest and Other Expense

Interest expense consists primarily of interest expense generated from our convertible notes payable, which were converted at the time of the Merger in 2024.

Results of Operations

Comparison of the Year Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended
	December 31,
	2025	2024	$ Change
	(in thousands)
Operating expenses:
Research and development	$48,260	$43,795	$4,465
General and administrative	14,690	10,591	4,099
Total operating expenses	62,950	54,386	8,564
Loss from operations	(62,950)	(54,386)	(8,564)
Other income and (expense):
Interest income	3,441	2,013	1,428
Interest and other expense	(8)	(300)	292
Total other income and (expense)	3,433	1,713	1,720
Net loss and comprehensive loss	$(59,517)	$(52,673)	$(6,844)

Research and Development Expenses

Research and development expenses were $48.3 million for the year ended December 31, 2025 compared to $43.8 million for the year ended December 31, 2024, an increase of $4.5 million. This increase was primarily due to a $3.6 million increase in personnel-related costs, including $2.6 million of increased share-based compensation charges, and $1.0 million increase in clinical trial expenses and outsourced research of $0.7 million. These increases were partially offset by a decrease in manufacturing expenses of $1.0 million.

We expect research and development expenses in 2026 to be higher than 2025 due to the continued efforts to advance of our clinical and preclinical programs.

General and Administrative Expenses

General and administrative expenses were $14.7 million for the year ended December 31, 2025 and $10.6 million for the year ended December 31, 2024, an increase of $4.1 million. The increase was primarily related to increased personnel-related costs of $3.8 million, including $3.6 million of increased share-based compensation charges. In addition, director compensation, consulting, filing fees and franchise taxes and other professional service fees, including audit and tax services and insurance, increased by $1.3 million. These increases were partially offset by a decrease in legal costs of $1.2 million, as 2024 included certain non-recurring legal costs related to the Merger.

We expect general and administrative expenses in 2026 to be higher than 2025.

Other Income (Expense)

Other income (expense) was $3.4 million for the year ended December 31, 2025 compared to $1.7 million for the year ended December 31, 2024. The change was primarily due to an increase in interest income due to an increase in cash and cash equivalents available to invest during the year ended December 31, 2025 and decreased interest expense related to convertible notes payable issued in 2024.

We expect other income (expense) in 2026 to be lower than 2025 with lower average available cash available to invest during 2026 and lower interest rates.

Liquidity and Capital Resources

Since inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our product candidates. We expect that our research and development and general and administrative costs will continue to increase significantly, including in connection with conducting clinical trials and manufacturing our product candidates to support commercialization and providing general and administrative support for our operations, including the costs associated with operating as a public company following the Closing. As a result, we will need additional capital to fund our operations, which we may seek to obtain from equity or debt financings, collaborations, licensing arrangements or other sources. The significant uncertainties surrounding the clinical development timelines and costs and the ability to raise a significant amount of capital raises substantial doubt about our ability to continue as a going concern from one year after the Company’s consolidated financial statements have been issued.

In November 2025, we entered into a sales agreement with a placement agent to sell, from time to time, our common stock having an aggregate offering price of up to $16.0 million, in an “at the market offering.” No shares have been issued under this sales agreement.

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

A change in the outcome of any of these or other factors with respect to the development of OKI-219 or any of our future product candidates could significantly change the costs and timing associated with the development of that product candidate. Furthermore, our operating plans may change in the future, and we may need additional capital to meet the capital requirements associated with such operating plans. The significant uncertainties surrounding the clinical development timelines and costs and the ability to raise a significant amount of capital raises substantial doubt about our ability to continue as a going concern from one year after the Company’s consolidated financial statements have been issued.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(51,828)	$(51,117)
Investing activities	(46)	15,873
Financing activities	163	116,129
Net decrease in cash and cash equivalents	$(51,711)	$80,885

Cash Flows from Operating Activities

Net cash used in operating activities during the year ended December 31, 2025 was $51.8 million. This consisted primarily of a net loss of $59.5 million, a net decrease in operating assets and liabilities of $4.8 million, and non-cash share-based compensation of $11.6 million.

Net cash used in operating activities during the year ended December 31, 2024 was $51.1 million. This consisted primarily of a net loss of $52.7 million, a net decrease in operating assets and liabilities of $4.0 million, and an increase in non-cash share-based compensation of $4.3 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 was $46.0 thousand and related to purchase of property and equipment.

Net cash provided by investing activities for the year ended December 31, 2024 was $15.9 million and consisted primarily of $15.9 million of proceeds from the sale of available-for-sale securities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.2 million during the year ended December 31, 2025 and primarily consisted of $240 thousand of proceeds from the sale of stock under the employee stock purchase plan. These amounts were partially offset by $77 thousand related to payment of issuance costs from the private placement completed by Reneo concurrently with the closing of the Merger (the “Concurrent Financing”) and reverse recapitalization transaction costs in connection with the Merger.

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

Material Cash Requirements

The discussion below summarizes our significant contractual obligations and commitments as of December 31, 2025.

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

Accrued Research and Development Expenses

We record research and development expenses in the period in which we receive or take ownership of the applicable goods or when the applicable services are performed. We are required to estimate our expenses resulting from our obligations under contracts with vendors, consultants, and contract research organizations, in connection with conducting research and development activities. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. We reflect research and development expenses in our consolidated financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the preclinical studies or clinical trials, as measured by the timing of various aspects of the study or related activities. We determine accrual estimates through a review of the underlying contracts along with the preparation of financial models considering discussions with research and other key personnel as to the progress of studies, trials, or other services being conducted. During a study or trial, we adjust our rate of expense recognition if actual results differ from our estimate. Nonrefundable advance payments for goods and services, including fees for process development or manufacturing and distribution of clinical supplies that will be used in future research and development activities, are deferred and recognized as an expense in the period that the related goods are consumed, or services are performed.

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

Stock-based compensation expenses year-over-year have increased due to more equity grants awarded in 2024 to attract and retain key scientific or management personnel having a full year of recognized expense.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

OnKure Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of OnKure Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Denver, Colorado

March 12, 2026

ONKURE THERAPEUTICS, INC.

Consolidated Balance Sheets

(In thousands, except par value and share data)

	December 31,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$59,050	$110,761
Prepaid expenses and other current assets	1,789	2,242
Total current assets	60,839	113,003
Property and equipment, net	618	1,025
Operating lease right-of-use asset	387	770
Other assets	273	109
Total assets	$62,117	$114,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,433	$2,968
Accrued expenses and other current liabilities	3,939	7,026
Operating lease liabilities, current portion	549	536
Total current liabilities	5,921	10,530
Long-term operating lease liabilities	—	549
Other long-term liabilities	12	—
Total liabilities	5,933	11,079
Commitments and contingencies
Stockholders’ equity:
Common stock, Class A, $0.0001 par value; 200,000,000 shares authorized; 13,673,565 and 12,660,590 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	1	1
Common stock, Class B, $0.0001 par value; 10,000,000 shares authorized; no shares and 686,527 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	270,424	258,551
Accumulated deficit	(214,241)	(154,724)
Total stockholders’ equity	56,184	103,828
Total liabilities and stockholders’ equity	$62,117	$114,907

The accompanying notes are an integral part of these consolidated financial statements.

ONKURE THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Years Ended December 31,
	2025	2024
	(in thousands, except share and per share amounts)
Operating expenses:
Research and development	$48,260	$43,795
General and administrative	14,690	10,591
Total operating expenses	62,950	54,386
Loss from operations	(62,950)	(54,386)
Other income:
Interest income	3,441	2,013
Interest and other expense	(8)	(300)
Total other income (expense)	3,433	1,713
Net loss and comprehensive loss	$(59,517)	$(52,673)

Net loss per share attributable to common stockholders:
Basic and diluted	$(4.40)	$(15.28)
Weighted average shares outstanding:
Basic and diluted	13,515,915	3,447,071

The accompanying notes are an integral part of these consolidated financial statements.

ONKURE THERAPEUTICS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

									Total
							Additional		Stockholders'
	Convertible Preferred Stock		Class A Common stock		Class B Common stock		Paid-In	Accumulated	(Deficit)/
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2023	6,840,620	$129,825	313,747	$—	—	$—	$209	$(102,051)	$(101,842)
Conversion of Convertible Preferred Stock for Class A and B Common Stock in connection with the Merger	(6,840,620)	(129,825)	6,154,093	1	686,527	—	129,824	—	129,825
Issuance of Class A Common Stock in the Concurrent Financing, less issuance costs	—	—	2,571,736	—	—	—	54,428	—	54,428
Issuance of common stock to former stockholders of Reneo Pharmaceuticals, Inc. in the reverse recapitalization	—	—	3,343,604	—	—	—	65,499	—	65,499
Reverse recapitalization transaction costs of OnKure	—	—	—	—	—	—	(2,085)	—	(2,085)
Issuance of Class A Common Stock for the conversion of Convertible Promissory Notes	—	—	267,269				6,120		6,120
Issuance of Class A common stock for the settlement of restricted stock units	—	—	7,700	—	—	—	—	—	—
Issuance of Class A Common Stock from the exercise of stock options	—	—	2,476	—	—	—	26	—	26
Adjustment for fractional shares in the reverse recapitalization	—	—	(35)	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	4,530	—	4,530
Net loss	—	—	—	—	—	—	—	(52,673)	(52,673)
Balance, December 31, 2024	—	—	12,660,590	$1	686,527	$—	$258,551	$(154,724)	$103,828
Conversion of Class B Common Stock to Class A Common Stock	—	—	686,527	—	(686,527)	—	—	—	—
Issuance of Class A Common Stock under the Employee Stock Purchase Plan	—	—	107,930	—	—	—	240	—	240
Vesting of restricted stock units, net	—	—	218,518	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	11,633	—	11,633
Net loss	—	—	—	—	—	—	—	(59,517)	(59,517)
Balance, December 31, 2025	—	$—	13,673,565	$1	—	$—	$270,424	$(214,241)	$56,184

The accompanying notes are an integral part of these consolidated financial statements.

ONKURE THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2025	2024
	(in thousands)
Cash flows from operating activities:
Net loss	$(59,517)	$(52,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	11,633	4,530
Depreciation and amortization	447	459
Amortization of right-of-use asset - operating	383	203
Loss on disposal of property and equipment	6	—
Amortization of debt issuance costs	—	142
Non-cash interest expense	—	120
Loss on sales of available-for-sale securities	—	54
Change in operating assets and liabilities:
Prepaid and other assets	289	2,256
Accounts payable, accrued and other liabilities	(4,545)	(5,927)
Lease liabilities	(536)	(281)
Other long-term liabilities	12	—
Net cash used in operating activities	(51,828)	(51,117)
Cash flows from investing activities:
Proceeds from sales of marketable securities	—	15,925
Purchases of property and equipment	(46)	(52)
Net cash (used in) provided by investing activities	(46)	15,873
Cash flows from financing activities:
Proceeds from the issuance of common stock in Concurrent Financing	—	58,881
Payment of issuance costs associated with the Concurrent Financing	(37)	(4,327)
Cash acquired in connection with the reverse recapitalization	—	57,736
Payment of reverse recapitalization transaction costs	(40)	(2,045)
Proceeds from issuance of convertible notes payable	—	6,000
Payment of issuance costs associated with the issuance of convertible notes payable	—	(142)
Proceeds from sale of stock under the employee stock purchase plan	240	—
Proceeds from the issuance of common stock for exercises of stock options	—	26
Net cash provided by financing activities	163	116,129
Net decrease in cash and cash equivalents	(51,711)	80,885
Cash and cash equivalents, beginning of period	110,761	29,876
Cash and cash equivalents, end of period	$59,050	$110,761
Supplemental cash flow information:
Interest paid	$—	$—
Supplemental disclosure of noncash investing activities:
Conversion of Series C Preferred Stock	$—	$129,825
Conversion of convertible note payable	$—	$6,120
Assets acquired in connection with the reverse recapitalization	$—	$17,222
Other liabilities assumed in connection with the reverse recapitalization	$—	$9,459
Reverse recapitalization transaction costs included in accounts payable	$—	$40
Concurrent Financing issuance costs included in accounts payable	$—	$37
Concurrent Financing issuance costs paid by Reneo prior to Merger	$—	$89

The accompanying notes are an integral part of these consolidated financial statements.

ONKURE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

1. Organization and Business

OnKure Therapeutics, Inc. (“OnKure” or the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery and development of precision medicines that target biologically validated drivers of diseases that are underserved by available therapies. Using a structure-based drug design platform, OnKure is committed to improving clinical outcomes for patients by building a pipeline of small molecule drugs designed to achieve optimal efficacy and tolerability by selectively target specific mutations thought to be key drivers of cancer and other diseases. The Company was formed in 2014 as Reneo Pharmaceuticals, Inc. (“Reneo”) under the laws of the State of Delaware. On October 4, 2024, the Company changed its name to OnKure Therapeutics, Inc.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company had recurring losses and negative cash flows from operations, an accumulated deficit of $214.2 million, and cash and cash equivalents of $59.1 million as of December 31, 2025. Due to the current status of the clinical program, the anticipated costs to be incurred for existing operations as well as exploring other corporate strategic alternatives, and the uncertainty of the Company's ability to raise a significant amount of capital, the Company determined that it does not have sufficient funds to meet its obligations through at least the next 12 months from the issuance of these financial statements. As a result, substantial doubt exists about the Company’s ability to continue as a going concern.

The Company could delay or cancel certain planned expenditures related to its drug development programs and/or implement cost reduction measures to conserve its cash balances; however, there is no assurance that those measures would be adequate to allow the Company to continue as a going concern for a period beyond one year from the issuance of these financial statements.

On November 6, 2025, we filed a shelf registration statement on Form S-3 that allows us to undertake various equity and debt offerings. Additionally, the Company filed a prospectus supplement to the shelf registration statement and entered into a sales agreement (“Sales Agreement”) with Leerink Partners LLC (“Leerink Partners”) under which the Company may offer and sell shares (the “Placement Shares”) of the Company’s Class A common stock, $0.0001 par value per share (the “Common Stock”), from time to time having aggregate sales proceeds of up to $16.0 million, through an “at the market offering” program (“ATM”) under which Leerink Partners will act as sales agent. The Company has not yet offered or sold any shares of common stock related to the ATM.

The Company’s ability to secure capital is dependent upon success in discovering and developing its drug candidates. The Company cannot provide assurance that additional capital will be available on acceptable terms, if at all. The issuance of additional equity or debt securities will likely result in substantial dilution to the Company’s stockholders. Should additional capital not be available to the Company in the near term, or not be available on acceptable terms, the Company may be unable to realize value from the Company’s assets or discharge liabilities in the normal course of business, which may, among other alternatives, cause the Company to delay, substantially reduce, or discontinue operational activities to conserve cash, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. Changing circumstances, including due to macroeconomic and geopolitical effects outside of the Company’s control, may cause the Company to consume capital significantly faster or slower than currently anticipated. The Company's estimates are based on assumptions that may prove to be wrong, and the Company could exhaust its available financial resources sooner than currently anticipated. Accordingly, failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on the Company’s financial condition and its ability to discover and develop its product candidates.

The consolidated financial statements do not include any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The Company’s consolidated financial statements are prepared in accordance with GAAP and reflect the operation of the Company and its former wholly-owned subsidiaries, OnKure, Inc. and Merger Sub II. As of December 31, 2025, all subsidiaries have been merged into the Company. All intercompany balances and transactions among the consolidated entities have been eliminated in consolidation.

Segment Information

The Company operates in one operating segment: clinical research. All equipment and other property and equipment are physically located within the United States.

Use of Estimates

The preparation of the Company’s consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. Although these estimates are based on the Company’s knowledge of current events and actions it may take in the future, actual results may ultimately differ from these estimates. The most significant estimates relate to external research and development expenses, and the fair value of stock options and restricted stock units.

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

Accrued Research and Development Expenses

The Company records research and development expenses in the period in which it receives or takes ownership of the applicable goods or when the applicable services are performed. The Company is required to estimate its expenses resulting from its obligations under contracts with vendors, consultants, and contract research organizations, in connection with conducting research and development activities. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company reflects research and development expenses in its consolidated financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the preclinical studies or clinical trials, as measured by the timing of various aspects of the study or related activities. The Company determines accrual estimates through a review of the underlying contracts along with the preparation of financial models considering discussions with research and other key personnel as to the progress of studies, trials, or other services being conducted. During a study or trial, the Company adjusts its rate of expense recognition if actual results differ from its estimates. Nonrefundable advance payments for goods and services, including fees for process development or manufacturing and distribution of clinical supplies that will be used in future research and development activities, are deferred and recognized as an expense in the period that the related goods are consumed, or services are performed.

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

The Black-Scholes valuation method requires certain assumptions be used as inputs, such as the fair value of the underlying common stock, expected term of the option before exercise, expected volatility of the Company’s common stock, risk-free interest rate and expected dividend. Options granted have a maximum contractual term of 10 years. The Company has limited historical stock option activity and therefore estimates the expected term of stock options granted using the simplified method, which represents the arithmetic average of the original contractual term of the stock option and its weighted-average vesting term. The expected volatility of stock options is based on the historical volatility of several publicly traded companies in similar stages of clinical development. The Company will continue to apply this process until enough historical information regarding the volatility of its stock price becomes available. The risk-free interest rates used are based on the U.S. Treasury yield in effect at the time of grant for zero-coupon U.S. treasury notes with maturities approximately equal to the expected term of the stock options. The Company has historically not declared or paid any dividends and does not currently expect to do so in the foreseeable future, and therefore has estimated the dividend yield to be zero. (See Note 11).

The Company recognizes stock-based compensation expense for grants under its various Equity Incentive Plans and employee stock purchase plan (“ESPP”). The Company accounts for all stock-based awards granted to employees and directors at their fair value and recognizes compensation expense over the award’s vesting period. Determining the amount of stock-based compensation to be recorded requires the Company to develop estimates of fair values of stock options as of the grant date. The Company calculates the grant date fair values of stock options using the Black-Scholes valuation model, which requires the input of subjective assumptions, including but not limited to expected stock price volatility over the term of the awards and the expected term of stock options. The fair value of restricted stock awards granted to employees is based on the quoted closing market price per share on grant date.

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

Cash and Cash Equivalents

All highly liquid investments with maturities of 90 days or less, at the time of purchase, are classified as cash equivalents. Cash equivalents are reported at cost, which approximates fair value. The Company’s cash and cash equivalents consist of money held in demand depository accounts and money market funds. The carrying amount of cash and cash equivalents was $59.1 million and $110.8 million as of December 31, 2025, and 2024, respectively, which approximates fair value and was determined based upon Level 1 inputs. The money market account is valued using quoted market prices with no valuation adjustments applied and is categorized as Level 1.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains accounts in federally insured financial institutions above federally insured limits of $250,000 as of December 31, 2025 and 2024. Management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which these deposits are held and of the money market funds in which these investments are made.

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the statement of operations. Deferred offering costs as of December 31, 2025 were $0.2 million. There were no deferred offering costs as of December 31, 2024. Such costs are classified in other non-current assets in the accompanying balance sheets.

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

Impairment of Long-Lived Assets

The Company assesses the carrying amount of its property and equipment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. No impairment charges were recorded during the years ended December 31, 2025 and 2024.

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

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently payable and deferred taxes. The Company accounts for income taxes using the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and operating losses and tax credit carryforwards.

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

Accounting for uncertain tax positions requires a more likely than not threshold for recognition in the consolidated financial statements. The Company recognizes a tax benefit based on whether it is more likely than not that a tax position will be sustained. The Company records a liability to the extent that a tax position taken or expected to be taken on a tax return exceeds the amount recognized in the consolidated financial statements.

The Company has no unrecognized tax benefits as of December 31, 2025 and 2024. The Company classifies interest and penalties arising from the underpayment of income taxes in the statements of operations as general and administrative expenses. No such expenses have been recognized during the years ended December 31, 2025 and 2024.

The Company is subject to taxation in the United States and the United Kingdom (“UK”). As of December 31, 2025, the Company’s tax years since inception are subject to examination by taxing authorities in the United States, and the UK tax returns from 2018 forward are subject to examination.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires enhanced income tax disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2024, with early adoption permitted. This ASU was adopted retrospectively for the year ended December 31, 2025 and the disclosures related to this ASU are in Note 12 below.

Recently Issued Accounting Pronouncements

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

In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements. This standard clarifies current interim reporting requirements on Topic 270 and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This standard will be effective for fiscal years beginning after December 15, 2027, with the option to apply it retrospectively. Early adoption is allowed. The Company is currently assessing the potential impact of this guidance on its consolidated financial statement disclosures.

The Company continues to monitor new accounting pronouncements issued by the FASB and does not believe any accounting pronouncements issued through the date of this report will have a material impact on its consolidated financial statements.

3. Merger Agreement and Concurrent Financing

As described in Note 1, Merger Sub I merged with and into Legacy OnKure, with Legacy OnKure surviving as a wholly-owned subsidiary of the Company on October 4, 2024.

At the Closing, each then-outstanding share of Legacy OnKure common stock was converted into the right to receive 0.023596 shares of common stock of Reneo based on the Common Exchange Ratio, which was reclassified as Class A Common Stock in connection with the Merger, and each then-outstanding share of Legacy OnKure preferred stock was converted into the right to receive 0.144794 shares of Class A Common Stock based on the Preferred Exchange Ratio; provided that one holder of Legacy OnKure preferred stock elected to receive 686,527 shares that it would otherwise have received in the form of Class A Common Stock in an equal number of shares of Class B Common Stock. Upon the closing of the Merger, (i) an aggregate of 6,470,281 shares of Class A Common Stock and 686,527 shares of Class B Common Stock of Reneo were issued in exchange for the shares of Legacy OnKure capital stock outstanding as of immediately prior to the Closing and (ii) outstanding shares of Reneo common stock were reclassified into an aggregate of approximately 3,343,604 shares of Class A Common Stock.

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

At the effective time of the Merger, the authorized shares of Class A Common Stock of the Company were 200,000,000 with par value of $0.0001 and Class B Common Stock of the Company were 10,000,000 with par value of $0.0001.

The Merger was accounted for as a reverse recapitalization in accordance with GAAP, with Legacy OnKure as the accounting acquirer of Reneo. Legacy OnKure was determined to be the accounting acquirer based on the terms of the Merger Agreement and other factors, such as relative voting rights and the composition of the combined company’s board of directors and senior management.

As a result, Legacy OnKure’s historical financial statements became the historical consolidated financial statements of the combined company for accounting purposes together with a deemed issuance of shares, equivalent to the shares held by the former stockholders of Reneo, the legal acquirer, and a recapitalization of the equity of Legacy OnKure, the accounting acquirer. The final transaction amounts have been recorded as a reduction of proceeds in stockholders' equity.

At the effective time of the Merger, the net assets of Reneo were recorded at their acquisition-date fair value in the consolidated financial statements of the combined company, which approximated book value due to the short-term nature. Reneo’s development programs had ceased prior to the Merger and were deemed to be de minimis in value at the transaction date. No goodwill or intangible assets were recognized.

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

The Company’s Chief Operating Decision Maker (“CODM”) is the senior executive committee that is comprised of the Chief Executive Officer and the Chief Financial Officer. The CODM assesses financial performance primarily using operating expenses as reported on the statement of operations, supplemented by internal budget and forecast models to guide resource allocation and performance evaluation. Segment assets are reported as total assets on the Company’s consolidated balance sheet, and segment loss is reflected as net loss in the Company’s consolidated statements of operations and comprehensive loss, effectively mirroring the Company’s overall financial position due to its single-segment structure. The Company does not have intra-entity sales or transfers.

	Clinical Research Segment
	2025	2024

	(in thousands)
Operating expenses:
Direct program expense	$28,373	$27,398
Indirect program expense	1,923	2,157
Workforce salaries and benefits	16,301	15,102
Share-based compensation expense	11,633	4,530
General corporate expenses	4,720	5,199
Interest and other expense	8	300
Segment net loss	62,958	54,686
Reconciliation of loss:
Interest income	(3,441)	(2,013)
Adjustments and reconciling items	(3,441)	(2,013)
Net loss	$59,517	$52,673

5. Leases

The Company’s headquarters are located in Boulder, Colorado, where it leases 14,790 square feet of office and lab facilities under operating leases that expire in December 2026, with rights to extend for a five-year period. In the Merger with Reneo, the Company assumed the lease in Irvine, California, where it leases office space under a lease agreement that expires in November 2026 (“Irvine lease”). In January 2025, the Company entered into a sublease on the Irvine lease for all of the leased square footage, which expires in November 2026. Payments received under the sublease for the year ended December 31, 2025 were $231 thousand and were netted against operating lease costs in the Statement of Operations.

Right-of-use assets and lease liabilities for operating leases as included in the Company’s consolidated financial statements are as follows (in thousands):

	December 31, 2025	December 31, 2024
Operating lease right-of-use assets	$387	$770
Current operating lease liabilities	549	536
Noncurrent operating lease liabilities	—	549
Total lease liabilities	$549	$1,085

Lease expense for operating leases, net of sublease receipts, as included in the Company’s consolidated financial statements are as follows (in thousands):

	December 31,
	2025	2024
Operating lease cost	$187	$236
Variable lease expense	162	187

Lease term, discount rates, and additional information for operating leases are as follows (in thousands):

	As of December 31,
	2025	2024
Weighted-average remaining lease term - operating leases (years)	0.87	1.87
Weighted-average discount rate - operating leases	4.5%	4.5%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$571	$315

The aggregate maturities of the Company’s operating lease liabilities were as follows as of December 31, 2025 (in thousands):

2026	$560
Total future minimum lease payments	560
Less: imputed interest	(11)
Less: current portion	(549)
Operating lease liability, net of current portion	$—

6. Net Loss Per Share

The Company computes basic loss per share by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock shares to be issued upon if-converted method for the convertible Series C Preferred Stock, if-converted method for the convertible promissory note, exercise of all outstanding stock options and restricted stock units were excluded from the diluted net loss per share calculation for the year ended December 31, 2024 because such shares are anti-dilutive. Common stock shares to be issued upon exercise of all outstanding stock options and restricted stock units were excluded from the diluted net loss per share calculation for the year ended December 31, 2025 because such shares are anti-dilutive.

Anti-dilutive securities outstanding during the period not included in the diluted net loss per share calculation include the following:

	December 31,
	2025	2024
Outstanding common stock options	2,714,651	2,393,824
Unvested restricted stock units	41,376	213,254
Unreleased restricted stock units assumed in the Merger	—	17,000
Convertible Series C Preferred Stock	—	5,191,375
Convertible Promissory Notes	—	149,650
	2,756,027	7,965,103

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

No assets or liabilities were transferred into or out of their classifications during the years ended December 31, 2025 and 2024.

As part of the Merger, the Company acquired certain short-term investments in debt securities that were carried at fair value and classified as current assets available-for-sale and represented the investment of funds available for current operations. During the year ended December 31, 2024, the Company sold these short-term investments for proceeds of $15.9 million which resulted in a realized loss of approximately $54,000. The Company had no available-for-sale securities as of December 31, 2025 or 2024.

8. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Lab equipment	$669	$705
Leasehold improvements	1,090	1,090
Computer hardware and software	168	189
Furniture and fixtures	152	160
Property and equipment, gross	2,079	2,144
Less: accumulated depreciation and amortization	(1,461)	(1,119)
Property and equipment, net	$618	$1,025

Depreciation and amortization expense for the years ended December 31, 2025 and 2024 was $447 thousand and $459 thousand, respectively.

9. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued compensation and ESPP contributions	$2,693	$3,173
Accrued outsourced studies	651	516
Accrued contract manufacturing costs	223	1,565
Accrued clinical trial costs	49	1,302
Accrued other	323	470
Total accrued expenses and other current liabilities	$3,939	$7,026

Accrued compensation as of December 31, 2024 included severance costs. For further information see Note 13.

10. Equity

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

Class B Common Stock is convertible into a corresponding number of shares of Class A Common Stock upon written notice of the holder, subject to defined beneficial ownership limitations. In 2025, all 686,527 shares of Class B Common Stock were converted to Class A Common Stock at the election of the holder.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.0001 per share. As of December 31, 2025, none of these shares of preferred stock has been designated or issued.

Sale of Common Stock Under ATM Agreement

On November 6, 2025, the Company entered into a Sales Agreement with Leerink Partners to sell shares (the “Placement Shares”) of the Company’s Class A common stock, $0.0001 par value per share (the “Common Stock”), from time to time, through an “at the market offering” program under which Leerink Partners will act as sales agent.

Under the Sales Agreement, the Company will set the parameters for the sale of Placement Shares, including the maximum number or dollar amount of Placement Shares to be sold, the time period during which sales are requested to be made, any limitation on the number or dollar amount of Placement Shares that may be sold in any one trading day, and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, unless otherwise specified by the Company, Leerink Partners may sell Placement Shares by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Market, on or through any other existing trading market for the Common Stock or to or through a market maker. If expressly authorized by the Company, the Leerink Partners may also sell Placement Shares in negotiated transactions. Leerink Partners has agreed to use commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of The Nasdaq Stock Market LLC to sell such Placement Shares up to the number or amount specified in, and otherwise in accordance with, the terms of a placement notice given to Leerink Partners. As specified in the Sales Agreement, the Sales Agreement may be terminated by the Company upon 10 days’ prior notice to Leerink Partners in its sole discretion at any time, or by Leerink Partners upon 10 days’ prior notice to the Company in its sole discretion at any time or immediately upon notice to the Company under certain circumstances, including in the event of a material adverse change in the Company.

The Sales Agreement provides that Leerink Partners will be entitled to compensation for its services of up to 3.0% of the gross proceeds from the sales of Placement Shares through Leerink Partners under the Sales Agreement. The Company has no obligation to sell any Placement Shares under the Sales Agreement, and may at any time suspend sales of shares under the Sales Agreement. The Sales Agreement contains customary representations, warranties, and agreements by the Company, indemnification obligations of the Company and Leerink Partners, other obligations of the parties, and termination provisions.

On November 6, 2025, the Company filed a shelf registration statement with the SEC on Form S-3, which became effective with the SEC on November 25, 2025 (the “Registration Statement”). The Registration Statement registered an aggregate of up to $200 million of securities that may be issued and sold by the Company from time to time, including initially up to an aggregate offering price of $16.0 million of common stock (which is included in the $200 million aggregate offering price set forth in the base prospectus) that may be issued and sold pursuant to the Sales Agreement.

The Company has not issued any common shares pursuant to the Sales Agreement.

11. Share-Based Compensation

The Company's share-based compensation plans are described below:

2024 Equity Incentive Plan

In October 2024, the Company established an equity incentive plan (the “2024 Plan”). The 2024 Equity Incentive Plan became effective upon the closing of the Merger, and will continue in effect for a period of ten years from its effectiveness, unless terminated earlier by the administrator. The 2024 Plan provides for the grant of stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) to employees, non-employee directors, advisors, and consultants. Under the 2024 Plan a total of 2,480,000 shares of Class A Common Stock were initially reserved for issuance. In addition, shares reserved for issuance under the 2024 Plan will include shares of Class A Common Stock equity awards granted under the Reneo 2021 Plan and any shares of Class A Common Stock equity awards that were assumed in the Merger. As of the effective date of the 2024 Plan, awards granted under the 2011, 2021 and 2023 Plans that are forfeited or otherwise become available will be included and available for issuance under the 2024 Plan. Under the 2024 Plan, the Company may grant stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other awards to individuals who are employees, officers, directors or consultants of the Company and its affiliates. The Company issues new shares in settlement of equity awards under the 2024 Plan. See Note 15 for discussion of the increase to the available for issuance as of January 1, 2026.

2023 RSU Equity Incentive Plan

In September 2023, Legacy OnKure established an equity incentive plan (the “2023 Plan”). The 2023 Plan provided for the grant of RSUs to employees, directors, and consultants. Upon the close of the Merger, all shares available for issuance under the 2023 Plan were cancelled.

2021 Equity Incentive Plan

In February 2021, Legacy OnKure established an equity incentive plan (the “2021 Plan”). The 2021 Plan provided for the grant of stock options and RSA to employees, non-employee directors, advisors, and consultants. Upon the close of the Merger, all shares available for issuance under the 2021 Plan were cancelled.

2011 Equity Incentive Plan

In October 2011, Legacy OnKure established an equity incentive plan (the “2011 Plan”). The 2011 Plan provided for the grant of stock options and RSAs to employees, non-employee directors, advisors, and consultants. Shares are no longer available for issuance under the 2011 Plan, which was subsequently terminated in March 2023. Upon the close of the Merger, all shares available for issuance under the 2011 Plan were cancelled.

In addition, as part of the Merger with Reneo discussed in Note 1, the Company assumed outstanding awards under the following Reneo Equity Incentive Plans and certain awards not issued pursuant to a Reneo Equity Plan:

Reneo 2021 and 2014 Equity Incentive Plans

In March 2021, the Reneo Board of Directors adopted the Reneo 2021 Equity Incentive Plan (“Reneo 2021 Plan”), which is the successor to Reneo’s 2014 Equity Incentive Plan and UK Sub-Plan (“2014 Plan”).

ESPP

In October 2024, the Company established the ESPP. Under the ESPP, eligible employees can purchase common stock through scheduled payroll deductions. The purchase price is equal to the closing price of our common stock on the first or last day of the offering period (whichever is less), minus a 15% discount. The Company uses the Black-Scholes option-pricing model, in combination with the discounted employee price, in determining the value of ESPP expense to be recognized during each offering period. Contributions under the ESPP are limited to 15% of an employee’s eligible compensation, Internal Revenue Service limitations, and a maximum of 4,000 shares during each offering period.

As of December 31, 2025, an aggregate of 163,041 shares of Class A Common Stock are currently reserved and available for issuance under the ESPP. See Note 15 for discussion of the increase to the available for issuance as of January 1, 2026.

Shares Reserved for Future Issuance

As of December 31, 2025, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Common stock options outstanding	2,714,651
Unvested restricted stock units under the 2023 Plan	41,376
Available for future grants under the 2024 Plan	868,712
Available for future grants under the ESPP	163,041
Total shares of common stock reserved for future issuance	3,787,780

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

A summary of the Company’s stock option activity and related information for the year ended December 31, 2025 is as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding - December 31, 2024	2,393,824	$23.54	7.90	$1
Granted	774,800	4.98
Exercised	—	—
Expired	(405,567)	42.88
Forfeited	(48,406)	13.27
Options outstanding - December 31, 2025	2,714,651	$15.54	8.52	$22
Options exercisable - December 31, 2025	1,032,822	$19.05	7.95	$—

All outstanding options as of December 31, 2025 are expected to vest.

As of December 31, 2025, the Company had unrecognized compensation cost for unvested stock options of $19.9 million, expected to be recognized over a weighted-average period of approximately 2.1 years.

The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock as of December 31, 2025.

The weighted-average grant-date fair value of options granted for the years ended December 31, 2025, and 2024 was $4.50 and $16.05, respectively.

The Company granted 8,449 performance-based shares, which are included in the table above, during the year ended December 31, 2023. The Company recognized $0 and $30,000 in performance-based compensation expense for the years ended December 31, 2025 and 2024, respectively.

The Company estimates stock awards fair value on the date of grant using the Black-Scholes valuation, with the vesting being subject to service requirements. The Company accounts for forfeitures when they occur. The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Year Ended December 31,
	2025	2024
Expected term (years)	5.99	5.77
Expected volatility	130.1%	126.2%
Risk-free interest rate	4.34%	3.80%
Expected dividend yield	0%	0%

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

Restricted Stock Units (RSUs)

RSUs vest based on a service-based requirement and a liquidity event plus service requirement. The following table summarizes RSU activities during the year ended December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2024	213,254	$22.88
Granted	35,893	2.94
Vested and released	(205,999)	19.41
Forfeited	(1,772)	22.89
RSUs outstanding - December 31, 2025	41,376	$22.89
Unvested balance as of December 31, 2025	41,376	$22.89

As of December 31, 2025, the Company had unrecognized compensation cost for unvested RSU awards of $1.6 million, expected to be recognized over a weighted-average period of approximately 1.2 years.

During the year ended December 31, 2025, 4,481 shares were used to settle grantee's tax withholding obligations for vesting of restricted stock units.

In addition to the RSUs in the table above, in connection with the Merger, the Company assumed 24,700 RSUs which were fully vested at the time of the Merger. The RSUs were releasable upon set time frames after completion of the Merger. The 17,000 RSUs that were unreleased as of December 31, 2024 were released in January 2025.

2024 Employee Stock Purchase Plan

In October 2024, the Company’s Board of Directors adopted the ESPP, which became effective immediately upon completion of the Merger with Reneo. During the year ended December 31, 2025, a total of 107,930 shares of common stock were issued under the ESPP at a weighted-average per share price of $2.23.

Share-Based Compensation Expense

The following table shows the allocation of share-based compensation expense related to the company’s share-based awards and employee stock purchase plan (in thousands):

	December 31,
	2025	2024
Research and development	$5,636	$2,896
General and administrative	5,997	1,634
Total	$11,633	$4,530

The Company recorded accelerated share-based compensation expenses related to modifications of RSUs under certain separation agreements of $1.7 million during the year ended December 31, 2024, which is reflected in the above table. See Note 13 for further discussion on severance. There were no such modifications during the year ended December 31, 2025.

12. Income Taxes

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled.

No income taxes were paid to any jurisdiction for the years ended December 31, 2025 or 2024. All losses from continuing operations consisted of U.S. domestic for the years ended December 31, 2025 and 2024. The components of the income tax benefit are as follows:

	Years ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
Federal tax at statutory rate	($12,499)	21.0%	($11,061)	21.0%
State taxes, net of federal deduction*	(1,997)	3.4%	(1,697)	3.2%
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	(39)	0.0%	—	0.0%
Tax Credits
R&D credits	—	0.0%	(45)	0.1%
Non-deductible Items
Stock based compensation	917	(1.5)%	193	(0.4)%
Other	3	0.0%	9	0.0%
Other Adjustments	(13,414)	22.5%	988	(1.9)%
Change in valuation allowance	27,029	(45.4)%	11,613	(22.0)%
Income tax benefit	$0	0.0%	$0	0.0%
* State taxes in Colorado for 2025 and 2024 made up the majority (greater than 50%) of the tax effect in this category.

Significant components of deferred income taxes are as follows (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$58,177	$53,984
R&D tax credit	19,363	837
Deferred R&D expenses	36,095	32,729
Accrued expenses	840	1,903
Share-based compensation	2,423	978
Intangible assests	7,005	424
Other	91	—
Total deferred tax assets	123,994	90,855
Valuation allowance	(123,994)	(90,855)
Deferred tax assets, net of valuation allowance	—	—

As of December 31, 2025, the Company had approximately $3.0 million of net operating loss carryforwards (“NOLs”) and $0.8 million of research and experimental credits which expire through 2037, and approximately $233.5 million of federal and state net operating loss carryforwards which have an indefinite life.

At December 31, 2025, the Company had federal and state tax credit carry forwards of approximately $18.5 million. The Company has not performed a formal research and development credit study with respect to these credits. The federal credits will begin to expire in 2034, if unused.

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

At December 31, 2025 and 2024, the Company has not accrued any interest or penalties related to uncertain tax positions. The Company does not anticipate that there will be a significant change in the amount of unrecognized tax benefits over the next 12 months. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company is subject to taxation in the United States. The UK subsidiary operations ceased in 2024 and there were no UK income taxes for the year ended December 31, 2024. The Company’s federal and state income tax returns for all years will remain open to examination by federal and state tax authorities for three years from the date of utilization of any net operating loss carryforwards. The Company’s federal and state returns since inception are subject to examination due to the carryover of net operating losses. The Company has not been, nor is it currently, under examination by any tax authorities. The UK tax returns from 2018 through 2024, are subject to examination by the UK tax authorities.

13. Commitments and Contingencies

Legal Proceedings

Merger Proceedings

In connection with the Merger, two complaints were filed in the Supreme Court of the State of New York, County of New York, captioned Thomas v. Reneo Pharmaceuticals, Inc., et al., Index No. 654628/2024 (filed September 5, 2024) and Kent v. Reneo Pharmaceuticals, Inc., et al., Index No. 654642/2024 (filed September 6, 2024) (together, the “Complaints”). The Complaints generally allege that the Proxy Statement/Prospectus filed by Reneo with the SEC misrepresented and/or omitted certain purportedly material information relating to Reneo management’s financial projections for Reneo and OnKure, the data and inputs underlying the financial valuation analyses that support the fairness opinion provided by Leerink Partners, Reneo’s financial advisor, and potential conflicts of interest with Leerink Partners LLC, Evercore Group L.L.C., and LifeSci Capital LLC, which were the placements agents for the Concurrent Financing that closed concurrently with the Merger. The Complaints assert violations of negligent misrepresentation and concealment in violation of New York common law and negligence in violation of New York common law. The Complaints sought orders enjoining the proposed Merger, or in the event that the Merger was consummated, orders rescinding the Merger or awarding actual and punitive damages, as well as all of the plaintiffs’ fees and expenses in connection with the litigation, including reasonable attorneys’ and experts’ fees and expenses. The plaintiffs have not pursued their claims in the Complaints and there has been no activity on either docket; however, the Complaints remain pending.

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

Indemnification

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs because of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2025.

Severance

A former officer of the Company terminated his employment with the Company on May 24, 2024 and entered into a separation agreement and release on that date. The separation agreement and release provides for payments and benefits including continuing payments of base salary for a period of 14 months following termination of employment, payment for or reimbursement for COBRA premiums for up to 14 months following termination of employment, a full accelerated vesting of his equity awards and extension of the post-termination exercise period applicable to his Options through the earlier of 12 months following termination of service or the applicable option expiration date. During the year ended December 31, 2024, the Company recorded an expense of $622,000 for these severance benefits in research and development expense, of which $326,000 remains unpaid and is included in accrued compensation. See Note 11 for discussion of stock-based compensation recorded for the modifications of equity awards discussed above. The related RSU shares were released in January 2025. No expense was recorded for these severance benefits for the year ended December 31, 2025.

Certain Reneo employees became employees of the Company to assist with the Merger transition through the end of the year December 31, 2024 at which time they were terminated and received severance benefits in accordance with the Reneo severance agreements. The Company recorded expense of $225,000 for severance benefits for these employees for the year ended December 31, 2024, which is included in General and Administrative expenses and of which, approximately $154,000 remains unpaid as of December 31, 2024 and is included in accrued compensation. No expense was recorded for these severance benefits for the year ended December 31, 2025.

Employee Benefit Plan

The Company established a qualified 401(k) plan in June 2021 which covers all employees who meet eligibility requirements. The Company matches its employee contributions up to a maximum amount of 4% of the participant’s compensation. During the years ended December 31, 2025, and 2024, the Company made matching contributions of approximately $483,000 and $360,000, respectively.

14. Convertible Promissory Notes

In June 2024, the Company entered into convertible promissory note agreements with certain of its existing investors for up to $12.0 million. At closing, the Company received total proceeds of $6.0 million and had the ability to draw up to an additional $6.0 million in the event the Merger with Reneo had not closed by September 30, 2024, but no additional draw was made. The notes bore interest at rates from 6% per annum. All unpaid principal and accrued interest was due in December 2025, unless earlier converted. In October 2024, the unpaid notes and accrued unpaid interest automatically converted into shares issued in the Concurrent Financing at the price per share paid by investors in the Concurrent Financing. See Note 3 for further discussion. The Company incurred $142,000 of debt issuance costs related to the convertible promissory notes during the year ended December 31, 2024. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method. The Company recognized $148,000 in interest expense related to the amortization of the debt issuance costs for the year ended December 31, 2024 and a $114,000 loss on the conversion for the year ended December 31, 2024, both of which are recorded in interest and other expense in the Statement of Operations. As of December 31, 2024, the Company had no accrued interest related to the convertible promissory notes.

15. Subsequent Events

Available for Issuance Increase

On January 1, 2026, the number of shares of Class A common stock available for issuance under the 2024 Plan and the ESPP increased by 683,678 and 136,735 shares, respectively, pursuant to the provisions under the respective plans.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our principal executive officer and our principal financial officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Based on its evaluation under the COSO framework, our management concluded that we maintained effective internal control over financial reporting at a reasonable assurance level as of December 31, 2025, based on those criteria.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the fiscal quarter ended December 31, 2025, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption, modification or termination of any “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages, and positions of our executive officers and members of the Board as of March 1, 2026:

Name	Age	Position(s)
Executive Officers
Nicholas A. Saccomano, Ph.D.	67	President and Chief Executive Officer and Class I Director (4)
Jason Leverone, C.P.A.	52	Chief Financial Officer
Samuel Agresta, M.D.	53	Chief Medical Officer
Dylan Hartley, Ph.D.	57	Chief Scientific Officer
Non-Employee Directors
Isaac Manke, Ph.D.	49	Class I Director (4)
R. Michael Carruthers (1)*	68	Class II Director (4)
Andrew Phillips, Ph.D. (1) (2)*(3)*	55	Class III Director (4)
Valerie M. Jansen, M.D., Ph.D. (3)	48	Class II Director (4)
Michael Grey	73	Class III Director (4)
Edward T. Mathers (1)(2)	65	Class II Director (4)

* Committee Chair

(1) Member of the Audit Committee of the Board

(2) Member of the Compensation Committee of the Board

(3) Member of the Nominating and Corporate Governance Committee of the Board

(4) See “Board of Directors” below for discussion of Class I – III Director service terms.

Executive Officers

Nicholas Saccomano, Ph.D. has served as our Chief Executive Officer and President and a member of the Board since the closing of the Merger. He previously served as Legacy OnKure’s Chief Executive Officer since September 2023, as President since May 2024, and as a member of the Legacy OnKure board of directors since March 2021. Dr. Saccomano has over 30 years of experience in pharmaceutical and biotechnology research and development, with expertise in discovery research, clinical development, portfolio strategy, technology and clinical candidate licensing, and scientific partnering. Prior to joining Legacy OnKure, he was the Chief Science Officer at Pfizer Inc.’s Boulder facility (previously Array BioPharma, Inc. prior to its acquisition by Pfizer, Inc. in 2019) from August 2019 to January 2022, the Chief Scientific Officer at Array BioPharma Inc. from May 2014 to August 2019, and the Chief Technology Officer at SomaLogic from July 2009 to May 2014. Dr. Saccomano currently serves on the board of directors of BioLoomics, Inc., Gyges Therapeutics, Kestrel Therapeutics Inc., and Modulo Bio, Inc. Dr. Saccomano holds a B.S. from the State University of New York at Buffalo and a Ph.D. in organic chemistry from Columbia University. Our Board believes Dr. Saccomano is qualified to serve on the Board because of his role as our President and Chief Executive Officer and his extensive leadership and operational experience within the pharmaceutical and biotech industries.

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

Non-Employee Directors

Isaac Manke, Ph.D. has served as our Senior Vice President, Business Development since February 2026 and a member of the Board since the closing of the Merger. He previously served on the Legacy OnKure board of directors since March 2021. Dr. Manke has more than 15 years of experience in the life science industry as an investor, research analyst, consultant and scientist. Dr. Manke served as a General Partner at Acorn Bioventures, where he focused on investing in small cap public and private biotechnology companies, from April 2020 to July 2025. Prior to Acorn, Dr. Manke spent 11 years at New Leaf Venture Partners (NLV) through 2019. In addition to private venture investments, during his time at NLV, he also led the firm’s public investment activities. Dr. Manke has been a board member for several biotechnology companies, including Q32 Bio Inc. (NASDAQ: QTTB) since October 2020, True North Therapeutics (acquired by Bioverativ), Karos Pharmaceuticals (acquired by an undisclosed company), and Addex Therapeutics Ltd (NASDAQ: ADXN) since 2016. Dr. Manke holds a B.A. in biology and a B.A. in chemistry from Minnesota State University (Moorhead), and a Ph.D. in biophysical chemistry and molecular structure from the Massachusetts Institute of Technology. Our Board believes Dr. Manke is qualified to serve on the Board because of his education and his experience in the life sciences industry and in venture capital.

Andrew Phillips, Ph.D. has been a member of the Board since the closing of the Merger and previously served on the Legacy OnKure board of directors since March 2021. He was appointed as Chairman in connection with the closing of the Merger. Dr. Phillips has served as President and Chief Executive Officer of Aleksia Therapeutics, Inc., a biotechnology company, and Nexo Therapeutics, Inc., a biotechnology company, since August 2022. Previously, Dr. Phillips served as a Managing Director at Cormorant Asset Management, an investment manager, from August 2020 to August 2022. Dr. Phillips also served on the board of directors of Enliven Therapeutics, Inc. (NASDAQ: ELVN) from December 2020 to January 2026, and has served on the board of directors of MoonLake Immunotherapeutics, Inc. (NASDAQ: MLTX), since April 2021. He has also served as the Chief Financial Officer of Helix Acquisition Corp. from April 2021 to April 2022, and since June 2021, he has served as Chief Executive Officer of Blossom Bioscience Ltd. From January 2016 to March 2020, Dr. Phillips was with C4 Therapeutics, Inc. (NASDAQ: CCCC), a clinical-stage biopharmaceutical company focused on therapeutics for the treatment of cancer and other diseases, where he served as Chief Executive Officer from May 2018 to March 2020, President from September 2016 to May 2018 and Chief Scientific Officer from January 2016 to May 2018. From July 2014 to January 2016, he served as Senior Director, Center for Development of Therapeutics at the Broad Institute, a biomedical and genomic research organization. From June 2010 to January 2015, Dr. Phillips was a Professor of Chemistry at Yale University, and from July 2001 to June 2010, he was Assistant Professor, Associate Professor, and Professor of Chemistry and Biochemistry at the University of Colorado. He holds a B.Sc. in biochemistry and a Ph.D. in chemistry from the University of Canterbury in New Zealand. Our Board believes Dr. Phillips is qualified to serve on the Board because of his extensive experience in the biotechnology industry, his education and his leadership experience as a senior executive.

R. Michael Carruthers has been a member of the Board since the closing of the Merger and previously served on the Legacy OnKure board of directors since March 2021. Mr. Carruthers served as the Chief Financial Officer of Edgewise Therapeutics, Inc. (NASDAQ: EWTX), a publicly traded biopharmaceutical company, from September 2020 until November 2025. Mr. Carruthers consulted as Chief Financial Officer of OnKure between March 2019 and May 2021, and served on the board of directors of Elevation Oncology (NASDAQ: ELEV), a publicly traded biopharmaceutical company, from May 2021 until it was acquired by Concentra Biosciences, LLC in

August 2025. Mr. Carruthers previously served as Chief Financial Officer of Brickell Biotech, Inc., a publicly traded biopharmaceutical company, from December 2017 to October 2020, and ClinOne, Inc., clinical trial management company, from August 2018 to May 2020. He also served as Interim President of Nivalis Therapeutics, Inc., a publicly traded biopharmaceutical company, from January 2017 to August 2017 and Chief Financial Officer and Secretary from February 2015 to August 2017. From December 1998 to February 2015, he served as Chief Financial Officer of Array BioPharma Inc. a publicly traded biopharmaceutical company. Prior to Array, he served as Chief Financial Officer of Sievers Instruments, Inc., a water purification technology company, Treasurer and Controller for the Waukesha division of Dover Corporation, a global manufacturing company, and a Senior Auditor with Coopers & Lybrand, LLP. Mr. Carruthers studied accounting at Western Colorado University, and received a B.S. in accounting from the University of Colorado Boulder and a M.B.A. from the University of Chicago. Our Board believes Mr. Carruthers is qualified to serve on the Board because of his experience serving as chief financial officer for publicly traded biopharmaceutical companies and his extensive knowledge of corporate finance and strategic planning.

Valerie M. Jansen, M.D., Ph.D., joined the Board in connection with the closing of the Merger. She previously served as the Chief Medical Officer of Elevation Oncology, Inc. (NASDAQ: ELEV) from October 2021 to March 2025 and as the Vice President of Clinical Development from April 2021 to October 2021. Prior to that, she served as Executive Medical Director of Mersana Therapeutics (NASDAQ: MRSN) from January 2020 to April 2021. Prior to Mersana Therapeutics, Dr. Jansen was employed at Eli Lilly and Company (NYSE: LLY), where she served as Senior Medical Advisor from September 2017 to January 2020. Prior to Eli Lilly, Dr. Jansen was employed at the Vanderbilt University Medical Center from July 2010 to July 2018 serving, most recently, as Adjunct Instructor in Medicine. Dr. Jansen received a B.A. in Chemistry from Maryville College, a Ph.D. in Molecular Sciences from the University of Tennessee Health Science Center and an M.D. from the University of Chicago Pritzker School of Medicine. Our Board believes Dr. Jansen is qualified to serve on our Board because of her experience serving as chief medical officer and other clinical development roles for biopharmaceutical companies.

Michael Grey has been a member of the Board since the closing of the Merger. He previously served as Executive Chairman of Reneo’s board of directors from December 2017 until the closing of the Merger, and as Chairman of Reneo’s board of directors and Reneo’s Chief Executive Officer from September 2014 to December 2017. Mr. Grey has served as the Executive Chairman of the board of the following life science companies: Spruce Biosciences, Inc. (NASDAQ: SPRB) since March 2018, Plexium, Inc., a private company, since August 2020, and Theolytics Ltd., a private company, since November 2023. Mr. Grey has served as Chairman of Alethio Therapeutics, Ltd., a private company, since September 2025 and Sorriso Pharmaceuticals, Inc., a private company, since April 2022 and as Chief Executive Officer from April 2021 to April 2022. Additionally, Mr. Grey previously served in the below listed capacities for the following life science companies: Executive Chairman and Chief Executive Officer of Mirum Pharmaceuticals, Inc. (NASDAQ: MIRM) from May 2018 to March 2019, Chief Executive Officer of Amplyx Pharmaceuticals, Inc., a private company, from September 2014 to December 2017 and then as Executive Chairman from January 2018 until April 2020, and as Executive Chairman of Curzion Pharmaceuticals, Inc., a private company, from May 2019 to April 2020. Mr. Grey has served on the board of directors of Mirum Pharmaceuticals since May 2018 and as Chair since March 2019. Mr. Grey also previously served on the board of directors of the following publicly traded life science companies: BioMarin Pharmaceuticals (NASDAQ: BMRN) from December 2005 until May 2021, Horizon Therapeutics plc (NASDAQ: HZNP) from January 2011 until October 2023, and Mirati Therapeutics Inc. from November 2014 to June 2021. Mr. Grey has also served as a venture partner at Pappas Ventures, a venture capital firm, since January 2010. Mr. Grey has more than 45 years of experience in the pharmaceutical and biotechnology industries and has held senior positions at a number of companies, including President and Chief Executive Officer of SGX Pharmaceuticals, Inc. (sold to Eli Lilly in 2008), President and Chief Executive Officer of Trega Biosciences, Inc. (sold to LION Bioscience, Inc. in 2001) and President of BioChem Therapeutic Inc. Prior to these, Mr. Grey served in various roles with Glaxo, Inc., and Glaxo Holdings PLC, culminating in his position as Vice President, Corporate Development and director of international licensing. Mr. Grey received a B.S. in chemistry from the University of Nottingham in the United Kingdom. Our Board believes that Mr. Grey’s extensive experience managing and leading both early stage and established companies within the pharmaceutical and biotechnology industries qualify him to serve on our Board.

Edward T. Mathers has been a member of the Board since the closing of the Merger and previously served as a member of Reneo's board of directors from December 2017 until the closing of the Merger. Mr. Mathers is Partner at New Enterprise Associates, Inc. (NEA), a private venture capital firm focusing on technology and healthcare investments. Mr. Mathers serves on the board of directors of the following publicly traded life science companies: Trevi Therapeutics, Inc. (NASDAQ: TRVI) since July 2017, Rhythm Pharmaceuticals, Inc. (FSE: 1RV.F) since March 2010, Synlogic, Inc. (NASDAQ: SYBX) since October 2012, Senti Biosciences, Inc. (NASDAQ: SNTI) since July 2016 and MBX Biosciences, Inc. (NASDAQ: MBX) since July 2020. Mr. Mathers previously served on the board of directors of the following publicly traded companies: Inozyme Pharma, Inc. (NASDAQ: INZY) from January 2017 to July 2025, ObsEva SA (OTC: OBSEF) from November 2015 to June 2023, Mirum Pharmaceuticals, Inc. (NASDAQ: MIRM) from November 2018 to September 2022, Akouos, Inc. from October 2017 to December 2022. From 2002 to 2008, Mr. Mathers served as Executive Vice President, Corporate Development and Venture at MedImmune, Inc., a biopharmaceutical company, and led its venture capital subsidiary, MedImmune Ventures, Inc. Before Joining MedImmune in 2002, Mr. Mathers was Vice President, Marketing and Corporate Licensing and Acquisitions at Inhale Therapeutic Systems, a biotechnology company. Previously, Mr. Mathers spent 15 years a Glaxo Wellcome, Inc. (GlaxoSmithKline), where he held various sales and marketing positions. Mr. Mathers received a B.S. in Chemistry from North Carolina State University. Our Board believes that Mr. Mathers’ experience as a venture capitalist, as an executive and in business development and his experience in serving on the board of directors for several public and private pharmaceutical and life sciences companies qualifies him to serve on our Board.

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

In accordance with the terms of our Amended Certificate of Incorporation and the Amended Bylaws, the Board is divided into three classes, Class I, Class II and Class III, with members of each class serving staggered three-year terms. The members of the classes are divided as follows:

•	the Class I directors are Nicholas Saccomano and Isaac Manke, and their terms will expire at the annual meeting of stockholders to be held in 2028;

•	the Class II directors are R. Michael Carruthers, Valerie M. Jansen and Edward T. Mathers, and their terms will expire at the annual meeting of stockholders to be held in 2026; and

•	the Class III directors are Andrew Phillips and Michael Grey, and their terms will expire at the annual meeting of stockholders to be held in 2027.

Committees of the Board

The Board has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Each committee operates pursuant to a charter, which is available at investors.onkuretherapeutics.com. The Board may establish other committees from time to time.

Audit Committee

The audit committee of the Board (the “Audit Committee”), was established by the Board in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act of 1934 (the “Exchange Act”), to oversee our corporate accounting and financial reporting processes and audits of our consolidated financial statements. For this purpose, the audit committee performs several functions. The Audit Committee is responsible for the following activities, among other things:

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

•

review our consolidated financial statements, and discuss with management and our independent registered public accounting firm the results of the annual audit and the quarterly reviews, including a review of our disclosures under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” discussion in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q;

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

The members of the Audit Committee are R. Michael Carruthers, Andrew Phillips and Edward Mathers. R. Michael Carruthers is the Chair of the Audit Committee and is a financial expert under the rules of the SEC. To qualify as independent to serve on the Audit Committee, listing standards of Nasdaq and the applicable SEC rules require that a director not accept any consulting, advisory or other compensatory fee from us, other than for service as a director, or be an affiliated person of us. The composition of the Audit Committee complies with the applicable requirements of the rules and regulations of Nasdaq and the SEC. The Audit Committee met four times during the fiscal year. References to the “Audit Committee” in this Annual Report on Form 10-K refer to our Audit Committee and, with respect to pre-Merger actions, its predecessor committee of the Reneo board of directors. The Board has adopted a written charter of the Audit Committee that is available to stockholders on our website at investors.onkuretherapeutics.com.

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

The members of the Compensation Committee are Andrew Phillips and Edward Mathers. Dr. Phillips is the Chair of the Compensation Committee. Each member of the Compensation Committee is a “non-employee” director within the meaning of Rule 16b-3 of the rules promulgated under the Exchange Act and independent within the meaning of the independent director guidelines of Nasdaq. The composition of the Compensation Committee complies with the applicable requirements of the rules and regulations of Nasdaq. The Compensation Committee met three times during the fiscal year. References to the “Compensation Committee” in this Annual Report on Form 10-K refer to our Compensation Committee and, with respect to pre-Merger actions, its predecessor committee of the Reneo board of directors. The Compensation Committee has adopted a written charter that is available to stockholders on our website at investors.onkuretherapeutics.com.

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

The members of the Nominating and Corporate Governance Committee are Andrew Phillips and Valerie M. Jansen. Dr. Phillips is the Chair of the Nominating and Corporate Governance committee. The composition of the Nominating and Corporate Governance Committee meets the requirements for independence under, and complies with, any applicable requirements of the rules and regulations of Nasdaq. The Nominating and Corporate Governance Committee met once during the 2025 fiscal year. References to the “Nominating and Corporate Governance Committee” in this Annual Report on Form 10-K refer to our Nominating and Corporate Governance Committee and, with respect to pre-Merger actions, its predecessor committee of the Reneo board of directors. The Nominating and Corporate Governance Committee has adopted a written charter that is available to stockholders on our website at investors.onkuretherapeutics.com.

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

In 2025, the Nominating and Corporate Governance Committee did not pay any fees to assist in the process of identifying or evaluating director candidates.

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

Item 11. Executive Compensation

Processes and Procedures for Compensation Decisions

The Compensation Committee is responsible for the executive compensation programs for our executive officers and reports to our board of directors on its discussions, decisions and other actions. Typically, the Compensation Committee meets as it deems appropriate. The agenda for each meeting is usually developed by the Chair of the Compensation Committee. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation Committee meetings. The Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of the Compensation Committee regarding his compensation or individual performance objectives. The Compensation Committee has the sole authority to retain compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. In general, the Compensation Committee has set executive compensation to be competitive with compensation provided by peer companies identified by the Compensation Committee, to promote retention of our executive officers and to incentivize our executive officers in achieving our short- and long-term corporate goals.

Our Compensation Committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the establishment of our compensation programs and related policies. From 2024 until March 2025, our Compensation Committee retained Pearl Meyer, an independent compensation consultant, to provide it with information, recommendations and other advice relating to executive compensation on an ongoing basis. In March 2025, the Compensation Committee retained Alpine Rewards, LLC (“Alpine”), an independent compensation consultant, to replace Pearl Meyer. Accordingly, Alpine now serves at the discretion of our Compensation Committee. Our Compensation Committee engaged Alpine to assist in developing an appropriate group of peer companies to help us determine the appropriate level of overall compensation for our executive officers, as well as assess each separate element of compensation, with a goal of ensuring that the compensation we offer to our executive officers is competitive and fair.

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

The Compensation Committee reviews and approves the compensation of our Chief Executive Officer and our other executive officers, including annual base salaries, annual and long-term incentive or bonus awards, employment agreements, and severance and change in control agreements/provisions, in each case as, when and if appropriate, and any special or supplemental benefits. For executives other than the Chief Executive Officer, the Compensation Committee solicits and considers evaluations and recommendations submitted to the Compensation Committee by the Chief Executive Officer. The Compensation Committee evaluates the performance of the Chief Executive Officer in light of Company and individual goals and objectives, and makes appropriate recommendations for improving performance. In performing the evaluation, the Chair of the Compensation Committee may solicit comments from the other non-employee members of the Board and lead the Board in an overall review of the Chief Executive Officer’s performance in an executive session of non-employee members of the Board. The Compensation Committee also approves any employment agreements and any amendments thereto for the Chief Executive Officer or other executive officers. See “Employment Agreements” below for discussion of current compensation for the Named Executive Officers.

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

Executive Compensation

The following table shows for the fiscal years ended December 31, 2025 and December 31, 2024, compensation awarded to, paid to, or earned by our principal executive officer and our two most highly compensated executive officers as of December 31, 2025, collectively, the Named Executive Officers:

Summary Compensation Table for Fiscal Year 2025

Name and Principal Position	Year	Salary ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Nicholas A. Saccomano, Ph.D.	2025	600,000	609,934	247,500	10,500	1,467,934
President and Chief Executive Officer
	2024	462,145	8,773,422	279,598	—	9,515,165
Samuel Agresta, M.D. (5)	2025	482,000	211,131	144,600	14,000	851,731
Chief Medical Officer
	2024	416,727	2,228,619	183,360	12,362	2,841,068
Jason Leverone, C.P.A.	2025	444,000	304,967	133,200	14,000	896,167
Chief Financial Officer
	2024	382,958	2,113,312	168,501	13,799	2,678,570

(1) The amounts reported under “Salary” in the above table represent the actual amounts paid during the calendar year.

(2) In accordance with SEC rules, this column reflects the aggregate grant date fair value of the stock option awards granted during 2025 and 2024, computed in accordance with FASB ASC 718, Compensation—Stock Compensation. The assumptions used in calculating the grant date fair value of the awards disclosed in this column are set forth in Note 11 to the audited consolidated financial statements included elsewhere in this Annual Report. These amounts do not reflect the actual economic value that will be realized by the Named Executive Officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

(3) The amounts reported represent bonuses paid based upon the achievement of company goals for the year ended December 31, 2025 pursuant to each Named Executive Officer’s Employment Agreement (as defined below), as determined by our Board. Cash bonuses earned and reported above in 2025 for Drs. Saccomano and Agresta and Mr. Leverone were paid in 2026. See “2025 Annual Bonuses” for descriptions of such bonuses.

(4) The amounts reported for Drs. Saccomano and Agresta and Mr. Leverone represent matching contributions under Legacy OnKure’s 401(k) plan.

(5) Dr. Agresta was hired in February 2024.

Narrative Disclosure to Summary Compensation Table

Executive Compensation Elements

The following describes the material terms of the elements of our compensation program for our Named Executive Officers during 2025:

Annual Base Salary

Our Board and Compensation Committee recognize the importance of base salary as an element of compensation that helps to attract and retain the named executive officers. We provide a base salary as a fixed source of income for our Named Executive Officers for the services they provide to us during the year, which allows us to maintain a stable executive team.

See “Employment Agreements” below for a discussion of 2025 base salary for Dr. Saccomano, Dr. Agresta and Mr. Leverone.

Employment Agreements

We have employment agreements with Dr. Saccomano, Dr. Agresta and Mr. Leverone related to their continued employment and service with us as executive officers of the Company on an at-will basis, each of which includes terms for base salary, benefits, target annual bonus opportunities and eligibility to participate the benefit plans (the “Employment Agreements”).

Pursuant to the Employment Agreements, Dr. Saccomano’s annual base salary became $600,000 and he has a target annual bonus opportunity equal to 55% of his base salary ($330,000); Dr. Agresta’s annual base salary became $482,000 and he has a target annual bonus opportunity equal to 40% of his base salary ($192,800); and Mr. Leverone’s annual base salary became $444,000 and he has a target annual bonus opportunity equal to 40% of his base salary ($177,600). None of our Named Executive Officers received an increase to annual base salary for 2025.

In February 2026, the Board approved base salary increases of 3% over 2025 base salary amounts for our Named Executive Officers, retroactive to January 1, 2026.

Termination and Change of Control Arrangements

Dr. Saccomano, Dr. Agresta and Mr. Leverone

Each of the Employment Agreements entered into with Dr. Saccomano, Dr. Agresta and Mr. Leverone provides that if, other than during the period beginning three months before a “change in control” (as defined in each such Employment Agreement) through the one-year anniversary of a change in control (the “CIC Period”), the applicable executive officer’s employment with us is terminated either (x) by us without “cause” (as defined in each such Employment Agreement, and excluding by reason of death or “disability” (as defined in each such Employment Agreement)) or (y) by the executive officer for “good reason” (as defined in each such Employment Agreement), then the executive officer will receive the following severance payments and benefits if he timely executes and does not revoke a separation agreement and release of claims in the Company’s favor:

•

A lump sum cash payment equal to 100% of the executive officer’s base salary as in effect immediately before such termination (or, if the termination is due to a resignation for good reason based on a material reduction in the executive’s base salary, then executive’s annual base salary in effect immediately prior to the reduction); and

•

Company payment or reimbursement of the premiums required for continued coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) under the Company’s group health, dental and vision care plans for the executive officer and his eligible dependents for up to 12 months.

If, during the CIC Period, the applicable executive officer’s employment with the Company is terminated either (x) by the Company without cause (and excluding by reason of his death or disability) or (y) by the executive officer for good reason, the executive officer will receive the following severance payments and benefits if he timely executes and does not revoke a separation agreement and release of claims in the Company’s favor:

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

•

Company payment or reimbursement of the premiums required for continued coverage pursuant to COBRA under the Company’s group health, dental and vision care plans for the executive officer and his eligible dependents for up to 12 months (or 18 months for Dr. Saccomano); and

•	100% accelerated vesting and exercisability of the outstanding and unvested equity awards (other than equity awards subject to performance-based vesting criteria) granted to the executive officer.

Such Employment Agreements also provide that, if any of the amounts provided for under the Employment Agreement or otherwise payable to the executive officer would constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code or 1986, as amended, and could be subject to the related excise tax, the executive officer would receive (to the extent he is entitled to such receipt) either the full payment of benefits under the executive officer’s Employment Agreement or such lesser amount that would result in no portion of the payments and benefits being subject to the excise tax, whichever results in the greater amount of after-tax benefits to the executive officer. The Employment Agreements do not provide for any tax gross-ups in connection with a change in control.

Equity Incentive Plans

Under our 2024 Equity Incentive Plan (the “2024 Plan”) and the Legacy OnKure 2023 RSU Equity Incentive Plan, if, in the event of a merger or change in control (as defined in the applicable plan) a successor (or an affiliate thereof) does not assume, substitute for or continue an award (or portion thereof), then such award (or its applicable portion) will fully vest, all restrictions on such award (or its applicable portion) will lapse, all performance goals or other vesting criteria applicable to such award (or its applicable portion) will be deemed achieved at 100% of target levels and such award (or its applicable portion) will become fully exercisable, if applicable, for a specified period before the transaction, unless specifically provided otherwise under the applicable award agreement or other written agreement with the participant authorized by the administrator.

In addition, unless specifically provided otherwise under the applicable award agreement or other written agreement with the participant authorized by the administrator, if an option or stock appreciation right (or a portion of such award) granted under the 2024 Plan is not assumed, substituted or continued, the administrator will notify the participant that such option or stock appreciation right (or its applicable portion) will be exercisable for a period of time determined by the administrator in its sole discretion and the option or stock appreciation right (or its applicable portion) will terminate upon the expiration of such period.

With respect to awards granted to a non-employee director under the 2024 Plan while such individual was a non-employee director that are assumed or substituted for in the merger or change in control and the service of such non-employee director is terminated (other than upon his or her voluntary resignation that does not include a resignation at the request of the acquirer) on or following the merger or change in control, all such awards will fully vest, all restrictions on such awards will lapse, all performance goals or other vesting criteria applicable to such awards will be deemed achieved at 100% of target levels and such awards will become fully exercisable, if applicable, unless specifically provided otherwise under the applicable award agreement or other written agreement with the non-employee director authorized by the administrator. Under our Outside Director Compensation Policy, as described more fully below, in the event of a change in control, each non-employee will fully vest in his or her outstanding awards granted under such policy, as of immediately prior to the change in control, provided that the non-employee director continues to be a non-employee through immediately prior to such change in control.

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

Each of the Named Executive Officers’ options and restricted stock units granted in 2023 provides that, if during the period beginning three months prior to through (and inclusive of) the date 12 months following a “change in control” (as defined in the 2023 RSU Plan), and in the award agreement for the options; provided that the Merger did not constitute a change in control for purposes of these awards), the Named Executive Officer’s service provider status is terminated by Legacy OnKure or its successor without “cause” (as defined in the applicable award agreement) (and excluding by reason of the Named Executive Officer’s death or disability (as defined in the applicable equity plan), or by the Named Executive Officer for “good reason” (as defined in the applicable award agreement), 100% of the then-unvested options or restricted stock units under the award will immediately vest.

Under our 2024 Employee Stock Purchase Plan (the “ESPP”), in the event of a merger of the Company with or into another corporation or other entity or change in control, each outstanding option will be assumed or an equivalent option substituted by the successor corporation or a parent or subsidiary of the successor corporation. In the event that the successor corporation refuses to assume or substitute for the option, the offering period with respect to which such option relates will be shortened by setting a new exercise date on which such offering period will end. The new exercise date will occur before the date of the proposed merger or change in control. The administrator of the ESPP will notify each participant prior to the new exercise date, that the exercise date for the option has been changed to the new exercise date and that the participant’s option will be exercised automatically on the new exercise date, unless prior to such date the participant has withdrawn from the offering period.

2025 Annual Cash Bonuses

Each Named Executive Officer was eligible to participate in an annual cash incentive compensation program that provides participants with an opportunity to earn variable cash incentive compensation based on individual and company performance. For 2025, Dr. Saccomano’s target bonus was 55% of his earned salary, Dr. Agresta’s target bonus was 40% of his earned salary and Mr. Leverone’s target bonus was 40% of his earned salary.

The determination of the 2025 bonus amounts was based on the Board’s assessment of Company performance against corporate goals. For 2025, the performance metrics for which achievement was measured to determine bonuses were based on the achievement of certain goals relating to program-specific clinical development, research and development, strategic partnerships and financing, as well as financial matters. The Board determined achievement was 75% of the Company’s 2025 corporate goals.

The actual annual cash bonuses awarded to each of Dr. Saccomano, Dr. Agresta and Mr. Leverone for 2025 performance are set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table for Fiscal Year 2025 above. These bonuses were paid in February 2026.

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

Under the Incentive Compensation Plan, the administrator determines the performance goals applicable to any award, which goals may include, without limitation, goals related to: attainment of research and development milestones; sales bookings; business divestitures and acquisitions; capital raising; cash flow; cash position; contract awards or backlog; corporate transactions; customer renewals; customer retention rates from an acquired company, subsidiary, business unit or division; earnings (which may include any calculation of earnings, including but not limited to earnings before interest and taxes, earnings before taxes, earnings before interest, taxes, depreciation and amortization and net taxes); earnings per share; expenses; financial milestones; gross margin; growth in stockholder value relative to the moving average of the S&P 500 Index or another index; internal rate of return; leadership development or succession planning; license or research collaboration arrangements; market share; net income; net profit; net sales; new product or business development; new product invention or innovation; number of customers; operating cash flow; operating expenses; operating income; operating margin; overhead or other expense reduction; patents; procurement; product defect measures; product release timelines; productivity; profit; regulatory milestones or regulatory-related goals; retained earnings; return on assets; return on capital; return on equity; return on investment; return on sales; revenue; revenue growth; sales results; sales growth; savings; stock price; time to market; total stockholder return; working capital; unadjusted or adjusted actual contract value; unadjusted or adjusted total contract value; and individual objectives such as peer reviews or other subjective or objective criteria. The performance goals may differ from participant to participant and from award to award.

The administrator of the Incentive Compensation Plan may, in its sole discretion and at any time, increase, reduce or eliminate a participant’s actual award, and/or increase, reduce or eliminate the amount allocated to the bonus pool for a particular performance period. The actual award may be below, at or above a participant’s target award, in the discretion of the administrator. The administrator may determine the amount of any increase, reduction or elimination on the basis of such factors as it deems relevant, and it is not required to establish any allocation or weighting with respect to the factors it considers.

Actual awards will be paid in cash (or its equivalent) in a single lump sum only after they are earned, which usually requires continued employment through the date the actual award is paid. The administrator reserves the right to settle an actual award with a grant of an equity award under the Company’s then-current equity compensation plan, which equity award may have such terms and conditions, as the administrator determines. Payment of awards occurs as soon as administratively practicable after they are earned, but no later than the dates set forth in the Incentive Compensation Plan. The administrator has the authority to amend, alter, suspend or terminate the Incentive Compensation Plan, provided such action does not materially alter or materially impair the existing rights of any participant with respect to any earned awards.

No Nonpublic Material Information Taken into Account for Executive Compensation

Our Board and Compensation Committee do not take material nonpublic information into account when determining the timing and terms of any stock option grant. The timing of any stock option grants to recipients in connection with new hires, promotions or other non-routine grants is tied to the event giving rise to the award (such as an employee’s commencement of employment or promotion effective date). We have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. During fiscal year 2025, we did not award stock option grants to our Named Executive Officers in the period beginning four business days before the filing or furnishing of a report disclosing material nonpublic information and ending one business day thereafter.

Employee Benefit Plans

401(k) Plan

Following the Merger, our employees and employees of our subsidiaries were eligible to participate in a tax-qualified defined contribution plan under Section 401(k) of the Code sponsored by Insperity, a professional employer organization, on the terms applicable to such plan. Effective as of December 31, 2024, we and our subsidiaries ceased participating in the Insperity 401(k) plan and, effective in March 2025, we adopted a new 401(k) plan in which eligible employees of us and our subsidiaries may participate. Under the Insperity 401(k) plan and the new Company 401(k) plan, eligible employees were able to elect or may elect, as applicable, to defer a portion of their compensation, within the limits prescribed by the Code, on a pre-tax (traditional) or post-tax (Roth) basis, through contributions to the applicable 401(k) plan. As a tax-qualified retirement plan, pre-tax contributions to the applicable 401(k) plan and earnings on those pre-tax contributions are not taxable to the employees until distributed from the applicable 401(k) plan, and earnings on Roth contributions are not taxable when distributed from the applicable 401(k) plan.

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

Outstanding Equity Awards at 2025 Year End

The following table shows for the fiscal year ended December 31, 2025, certain information regarding outstanding equity awards at fiscal year-end for the Named Executive Officers.

A description of the equity incentive plans we maintain is set forth in Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K.

		Option Awards (1)
		Number of Securities Underlying Unexercised	Number of Securities Underlying Unexercised		Option Exercise	Option
Name		Options	Options		Price	Expiration
	Grant Date	(#) Exercisable	(#) Unexercisable		($) (2)	Date
Nicholas A. Saccomano, Ph.D.	1/11/2022	2,359	—		21.20	1/10/2032
	8/30/2023	990	495	(3)	13.99	8/29/2033
	10/15/2023	8,449	—		13.99	10/14/2033
	10/15/2023	16,898	—		13.99	10/14/2033
	10/4/2024	210,868	331,364	(4)	18.20	10/3/2034
	1/27/2025	29,791	100,209	(5)	5.19	1/26/2035
Jason Leverone	1/11/2022	5,660	121	(6)	21.20	1/10/2032
	8/30/2023	3,548	1,774	(3)	13.99	8/29/2033
	10/4/2024	50,793	79,818	(4)	18.20	10/3/2034
	1/27/2025	14,895	50,105	(5)	5.19	1/26/2035
Samuel Agresta, M.D.	2/6/2024	8,519	10,069	(7)	13.99	2/5/2034
	10/4/2024	51,098	80,298	(4)	18.20	10/3/2034
	1/27/2025	10,312	34,688	(5)	5.19	1/26/2035

(1) All of the outstanding stock option awards granted on October 4, 2024 were granted under and subject to the terms of the 2024 Plan and cover shares of Class A Common Stock and all of the outstanding stock option awards listed that were granted to Dr. Saccomano, Mr. Leverone and Dr. Agresta prior to October 4, 2024 were granted under and subject to the terms of the Legacy OnKure 2021 Stock Incentive Plan and cover shares of Company Class A Common Stock.

(2) All stock option awards listed in this table were granted with an exercise price equal to the fair market value of an underlying share on the date of grant. The exercise prices of stock option awards listed in this table that were granted prior to October 4, 2024, were determined in good faith by the Legacy OnKure board of directors based on third party valuations of Legacy OnKure Class A Common Stock. The exercise prices and share numbers are disclosed on a post-Merger basis.

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

(5) 1/48th of the shares subject to the option shall vest on February 27, 2025 and each month thereafter, subject to the optionee continuing to be a service provider to us through each such date. The award also is subject to certain acceleration of vesting provisions as described under “Termination and Change in Control Arrangements” above.

(6) 1/4th of the shares subject to the option vested on January 3, 2023 and 1/48th of the shares subject to the option vest on the first day of each month thereafter, subject to the optionee continuing to be a service provider to us through each such date. The award also is subject to certain acceleration of vesting provisions as described under “Termination and Change in Control Arrangements” above.

(7) 1/4th of the shares subject to the option vested on February 5, 2025 and 1/48th of the shares subject to the option vest on the first day of each month thereafter, subject to the optionee continuing to be a service provider to us through each such date. The award also is subject to certain acceleration of vesting provisions as described under “Termination and Change in Control Arrangements” above.

	Stock Awards (1)
	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested
			Price
Name	(#) Unvested		($)
Nicholas A. Saccomano, Ph.D.	1,424	(2)	4,130
Jason Leverone	5,105	(2)	14,805

(1) All of the outstanding restricted stock unit awards for Dr. Saccomano and Mr. Leverone were granted under and subject to the terms of the Legacy OnKure 2023 RSU Equity Incentive Plan and cover shares of Class A Common Stock.

(2) Both a “Service-Based Requirement” and a “Liquidity Event Plus Service Requirement” must be met in order for the RSU to vest. 1/16th of the RSUs met the “Service-Based” requirement on June 20, 2023 and 1/16th of the RSUs are scheduled to meet the Service-Based Requirement on each three-month anniversary thereafter, subject to the optionee continuing to be a service provider to us through each such date. The Liquidity Event Plus Service Requirement was satisfied on the 181st day following the closing of the Merger. The award also is subject to certain acceleration of vesting provisions as described under “Termination and Change in Control Arrangements” above.

Director Compensation

Dr. Saccomano is our only director who was an employee director during 2025. See the section entitled “Executive Compensation” above for information about Dr. Saccomano’s compensation that he received for serving as our Chief Executive Officer during 2025.

The following table presents the total compensation that each of our non-employee directors received during the fiscal year ended December 31, 2025.

Name	Fees Earned or Paid in Cash ($) (1)	Option Awards ($)(2)	Stock Awards ($)	Total ($)
Isaac Manke, Ph.D.	60,497	16,294	—	76,791
R. Michael Carruthers	55,000	16,294	—	71,294
Andrew Phillips, Ph.D.	87,500	16,294	—	103,794
Valerie M. Jansen, M.D., Ph.D.	44,000	16,294	—	60,294
Michael Grey	40,000	16,294	—	56,294
Edward Mathers	44,998	16,294	—	61,292

(1)	Dr. Manke and Mr. Mathers elected to receive Retainer Awards for services provided as a non-employee director in fiscal year 2025. See RSU Award in Lieu of Cash Retainers discussed below.
(2)

In accordance with SEC rules, this column reflects the aggregate grant date fair value of the equity awards granted during 2025, computed in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. The assumptions used in calculating the grant date fair value of the awards disclosed in this column are set forth in Note 11 to our audited consolidated financial statements included elsewhere in this Annual Report. These amounts do not reflect the actual economic value that will be realized by the non-employee director upon vesting, settlement or exercise of equity awards or the sale of the common stock underlying such equity awards.

The following table lists all outstanding stock and option awards held by non-employee directors as of December 31, 2025.

Name	Number of Shares Underlying Outstanding RSU Awards	Number of Shares Underlying Outstanding Options
Isaac Manke, Ph.D.	—	22,950
R. Michael Carruthers	1,271	26,034
Andrew Phillips, Ph.D.	—	22,950
Valerie M. Jansen, M.D., Ph.D.	—	22,950
Michael Grey	—	47,886
Edward Mathers	—	27,850

Director Compensation Policy

In 2024, the compensation committee of the Legacy OnKure board of directors retained Pearl Meyer & Partners, LLC, a third-party compensation consultant, to provide the Legacy OnKure board of directors and its compensation committee with an analysis of publicly available market data regarding practices and compensation levels at comparable companies and assistance in determining compensation to be provided to our non-employee directors. Based on the discussions with and assistance from the compensation consultant with Legacy OnKure’s compensation committee, in connection with the Merger, the Legacy OnKure board of directors and the Reneo board of directors approved an Outside Director Compensation Policy that provides for certain compensation to our non-employee directors, with the Outside Director Compensation Policy becoming effective as of immediately prior to the Effective Time. The Outside Director Compensation Policy was ratified by our Board following the closing of the Merger.

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

In February 2026, the Board approved an increase to the cash retainer for members of the Compensation Committee to $6,000 per year for service and an increase to the cash retainer for the Chair of the Compensation Committee to $12,000 per year for service.

RSU Award in Lieu of Cash Retainers

Under the Outside Director Compensation Policy, a non-employee director may elect to convert 100% of his or her retainer fees with respect to services to be performed in a future fiscal year (or portion of a fiscal year with respect to certain initial elections) into an award of RSUs (a “Retainer Award”), in accordance with the election procedures under the Outside Director Compensation Policy, and in addition, (i) individuals who were non-employee directors as of immediately following the closing of the Merger has the option to make such election with respect to retainer fees payable for services provided as a non-employee director in fiscal year 2025, and (ii) individuals who become non-employee directors following the closing of the Merger may make such election with respect to retainer fees payable for services provided as a non-employee director for their initial year of service as a non-employee director. Retainer Awards will be granted automatically on the last day of the fiscal quarter to which such election relates, subject to continued service through such date. The number of shares subject to a Retainer Award will be determined by dividing (x) the aggregate annual amount of cash fees described above applicable to the non-employee director as of the last day of the applicable fiscal quarter for which the non-employee director receives the Retainer Award, by (y) the fair market value of a share of our Class A Common Stock on the date of grant of the Retainer Award (which, under the 2024 Plan generally is the closing sales price of a share of our Class A Common Stock on the date of the grant of the Retainer Award (or, if no closing sales price was reported on that date, on the last trading day such closing sales price was reported)). Each Retainer Award will be fully vested as of the date of grant.

Dr. Manke and Mr. Mathers elected to receive Retainer Awards for services provided as a non-employee director in fiscal year 2025.

Equity Compensation

Closing Award. Each individual serving as a non-employee director as of immediately following the Effective Time was granted an award of stock options to purchase 15,300 shares of Class A Common Stock (the “Closing Award”). The Closing Award was granted automatically on the date of the closing of the Merger. Each Closing Award is scheduled to vest in equal monthly installments over the next 36 months on the same day of each relevant month as the applicable vesting date, in each case subject to the non-employee director continuing to be a service provider through the applicable vesting date. The Closing Awards were not permitted to be exercised prior to the time that a Registration Statement on Form S-8 relating to the issuance of our Class A Common Stock under the 2024 Plan became effective, which occurred on December 9, 2024.

Initial Award. Each individual who first becomes a non-employee director following the closing of the Merger will receive, on the first trading day on or after the date on which such individual first becomes a non-employee director, an award of stock options to purchase 15,300 shares of our Class A Common Stock (an “Initial Award”), provided that if an individual was an employee director, becoming a non-employee director due to termination of the individual’s status as an employee will not entitle such individual to an Initial Award. Further, such stock options were not permitted to be exercised prior to the time that a Registration Statement on Form S-8 relating to the issuance of our Class A Common Stock under the 2024 Plan became effective, which occurred on December 9, 2024. Each Initial Award will be scheduled to vest as to 1/36th of the shares subject to the Initial Award each month following the Initial Award’s grant date on the same day of the month as such grant date (or on the last day of the month, if there is no corresponding day in such month), in each case subject to continued services through the applicable vesting dates.

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

Change in Control. In the event of a change in control (as defined in the 2024 Plan), each non-employee director’s then-outstanding equity awards that were granted to him or her while a non-employee director will accelerate vesting in full, provided that he or she remains a non-employee director through immediately prior to such change in control.

Other Award Terms. Each Retainer Award, Closing Award, Initial Award and Annual Award will be granted under the 2024 Plan (or its successor plan, as applicable) and applicable forms of award agreement under such plan. Other than Retainer Awards, awards will have a maximum term to expiration of ten years from their grant and a per-share exercise price equal to 100% of the fair market value of a share of our Class A Common Stock on the award’s grant date.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2025, for all of our equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options or Upon Vesting of Restricted	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	Stock Units	($)	Price
	(a) (1)	(b) (2)	(c) (3)
Equity compensation plans approved by security holders	2,756,027	$15.54	1,031,753
Equity compensation plans not approved by security holders	—	—	—
Total	2,756,027	$15.54	1,031,753

(1) See Note 11 of the audited consolidated financial statements for a description of our equity plans. Consists of (i) options to purchase a total of 2,714,651 shares of our Class A common stock under the 2024 Plan, the 2021 Plan, the Reneo 2021 Plan, the 2014 Plan and the 2011 Plan, and (ii) 41,376 shares of our Class A common stock that are subject to outstanding RSUs under the 2023 Plan.

(2) The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account the shares of our Class A common stock subject to outstanding RSUs, which have no exercise price.

(3) Consists of 868,712 shares of our Class A common stock reserved for issuance under the 2024 Plan and 163,041 shares of our Class A common stock reserved for issuance under our ESPP. The 2024 Plan provides that on the first day of each fiscal year, the number of shares of our Class A common stock available for issuance thereunder is automatically increased by a number equal to the least of (i) 2,407,100 shares, (ii) 5% of the outstanding shares of all classes of our common stock as of the last day of our immediately preceding fiscal year, or (iii) such other amount as our Board may determine. Our ESPP provides that on the first day of each fiscal year, the number of shares of our Class A common stock available for issuance thereunder is automatically increased by a number equal to the least of (i) 481,500 shares, (ii) 1% of the outstanding shares of all classes of our common stock as of the last day of our immediately preceding fiscal year, or (iii) such other amount as our Board may determine. On January 1, 2026, the number of shares of our Class A common stock available for issuance under our 2024 Plan and our ESPP increased by 683,678 and 136,735 shares, respectively, pursuant to these provisions. These increases are not reflected in the table above.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of Class A Common Stock as of March 1, 2026:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding Class A Common Stock;

•	each of our executive officers and directors; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if such person possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that such person has the right to acquire, such as through the exercise of stock options, within 60 days of March 1, 2026. Shares subject to warrants and options that are currently exercisable or exercisable within 60 days of March 1, 2026 are considered outstanding and beneficially owned by the person holding such warrant and/or options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Except as noted by footnote, and subject to community property laws where applicable, based on the information provided to us, we believe that the individuals and entities named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. Unless otherwise noted, the business address of each of our directors and executive officers is 6707 Winchester Circle, Suite 400, Boulder, CO 80301. The percentage of beneficial ownership of the Company is calculated based on 13,673,565 shares of Class A Common Stock outstanding.

		Percentage
	Shares Beneficially	Shares Beneficially
Beneficial Owner	Owned	Owned
Directors and Named Executive Officers
Nicholas A. Saccomano, Ph.D. (1)	346,840	2.5%
Samuel Agresta, M.D. (2)	89,828	*
Jason Leverone, C.P.A. (3)	107,606	*
Dylan Hartley, Ph.D. (4)	74,263	*
Isaac Manke, Ph.D. (5)	28,233	*
R. Michael Carruthers (6)	14,325	*
Andrew Phillips, Ph.D. (7)	7,650	*
Valerie M. Jansen, M.D., Ph.D. (8)	7,650	*
Michael Grey (9)	95,470	*
Edward Mathers (10)	27,860	*
All current directors and executive officers as a group (10 persons) (11)	799,725	5.6%
5% Stockholders
Acorn Bioventures, L.P. (12)	2,839,674	20.8%
ADAR1 Capital Management (13)	1,014,158	7.4%
Shay Capital LLC (14)	810,214	5.9%
Prosight Management, LP (15)	745,649	5.5%

*	Represents beneficial ownership of less than 1%.

(1)

Includes 340,560 shares of Class A Common Stock subject to options held by Dr. Saccomano exercisable within 60 days of March 1, 2026 and 285 restricted stock units that vest within 60 days of March 1, 2026.

(2)	Consists of 89,828 shares of Class A Common Stock subject to options held by Dr. Agresta exercisable within 60 days of March 1, 2026.

(3)

Includes 95,389 shares of Class A Common Stock subject to options held by Mr. Leverone exercisable within 60 days of March 1, 2026 and 1,021 restricted stock units that vest within 60 days of March 1, 2026.

(4)	Consists of 74,263 shares of Class A Common Stock subject to options held by Dr. Hartley exercisable within 60 days of March 1, 2026.

(5)	Includes 7,650 shares of Class A Common Stock subject to options held by Dr. Manke exercisable within 60 days of March 1, 2026.

(6)

Includes 10,403 shares of Class A Common Stock subject to options held by Mr. Carruthers exercisable within 60 days of March 1, 2026 and 254 restricted stock units that vest within 60 days of March 1, 2026.

(7)	Consists of 7,650 shares of Class A Common Stock subject to options held by Dr. Phillips exercisable within 60 days of March 1, 2026.

(8)	Consists of 7,650 shares of Class A Common Stock subject to options held by Dr. Jansen exercisable within 60 days of March 1, 2026.

(9)

Consists of (i) 49,476 shares of Class A Common Stock held by The Grey Family Trust dated November 12, 1999 (the Grey 1999 Trust), (ii) 13,408 shares of Class A Common Stock held by Michael Grey and Rondi Rauch Grey, Co-Trustees of The Grey 2014 Irrevocable Children’s Trust u/a/d 12/17/14 (the Grey 2014 Trust), and (iii) 32,586 shares of Class A Common Stock subject to options held by Mr. Grey exercisable within 60 days of March 1, 2026. Mr. Grey, Reneo’s former Executive Chairman and a member of the Board of the Company, is trustee of each of the Grey 1999 Trust and Grey 2014 Trust, and in such capacity has the power to vote and dispose of such shares held by the Grey 1999 Trust and Grey 2014 Trust.

(10)	Includes 12,550 shares of Class A Common Stock subject to options held by Mr. Mathers exercisable within 60 days of March 1, 2026.

(11)	See Notes (1) through (10) above.

(12)

Based on information taken from Schedule 13G filed on May 30, 2025. Consists of (i) 1,709,944 shares of Class A Common Stock held by Acorn Bioventures, L.P. and (ii) 1,129,730 shares of Class A Common Stock held by Acorn Bioventures 2, L.P. Acorn Capital Advisors, GP, LLC (“Acorn GP”) is the general partner of Acorn Bioventures, L.P. Acorn GP has discretionary authority to vote and dispose of the shares held by Acorn Bioventures, L.P. and, accordingly, Acorn GP may be deemed to have beneficial ownership of such shares. Acorn Capital Advisors, GP 2, LLC (“Acorn GP 2”) is the general partner of Acorn Bioventures 2, L.P. Acorn GP 2 has discretionary authority to vote and dispose of the shares held by Acorn Bioventures 2, L.P. and, accordingly, Acorn GP 2 may be deemed to have beneficial ownership of such shares. Anders Hove is the manager of Acorn GP and Acorn GP 2, in his capacity as such, may be deemed to beneficially own the shares held by Acorn Bioventures, L.P. and Acorn Bioventures 2, L.P. Each of Acorn GP, Acorn GP 2, and Dr. Hove disclaim beneficial ownership of the shares held by Acorn Bioventures, L.P. and Acorn Bioventures 2, L.P., except to the extent of their respective pecuniary interests therein. The business address for these persons is 420 Lexington Avenue, Suite 2626, New York, NY 10170.

(13)

Based on information taken from Schedule 13G filed on February 17, 2026. Consists of (i) 793,602 shares of Class A Common Stock held by ADAR1 Partners, LP, (ii) 119,064 shares of Class A Common Stock held by

Spearhead Insurance Solutions IDF, LLC and (iii) 101,492 shares of Class A Common Stock held by other separately managed accounts. As the investment manager of ADAR1 Partners, LP and as the sub-advisor of Spearhead Insurance Solutions IDF, LLC and the separately managed accounts referenced above, ADAR1 Capital Management, LLC may be deemed to indirectly beneficially own the Class A Common Stock held by ADAR1 Partners, LP, Spearhead Insurance Solutions IDF, LLC and the separately managed accounts. As the general partner of ADAR1 Partners, LP, ADAR1 Capital Management GP, LLC may be deemed to indirectly beneficially own the Class A Common Stock held by ADAR1 Partners, LP. As the manager of ADAR1 Capital Management, LLC, and ADAR1 Capital Management GP, LLC, Daniel Schneeberger may be deemed to indirectly beneficially own the Class A Common Stock held by ADAR1 Partners, LP, Spearhead Insurance Solutions IDF, LLC and the separately managed accounts referenced above. The address for each of these persons is 3503 Wild Cherry Drive, Building 9, Austin, Texas 78738.

(14)

Based on information taken from Schedule 13G filed on May 29, 2025. Shay Capital LLC reported that it has sole dispositive power with respect to 810,214 shares. The address for Shay Capital LLC is 280 Park Avenue, 5th Floor West, New York, NY 10017.

(15)

Based on information taken from Schedule 13G filed on November 28, 2025. Prosight Management, LP has shared voting power and shared dispositive power with respect to 745,649 shares. Prosight Management, LP is the general partner and investment manager of, and may be deemed to indirectly beneficially own securities owned by Prosight Fund, LP and Prosight Plus Fund, LP. Prosight Partners, LLC is the general partner of, and may be deemed to beneficially own, securities beneficially owned by Prosight Management, LP. W. Lawrence Hawkins is the sole manager of, and may be deemed to beneficially own securities beneficially owned by, Prosight Partners, LLC. The address for each of these persons is 5956 Sherry Lane, Suite 1365, Dallas, TX 75225.

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

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and us, our senior management and our independent registered public accounting firm, the Board has affirmatively determined that the following four directors are independent directors within the meaning of the applicable Nasdaq listing standards: Mr. R. Michael Carruthers, Dr. Andrew Phillips, Mr. Edward T. Mathers and Dr. Valerie M. Jansen. In making this determination, the Board found that none of the directors had a material or other disqualifying relationship with us. Dr. Saccomano, our President and Chief Executive Officer is not an independent director by virtue of his employment relationship with us. Mr. Grey is not considered an independent director because of his recent former service as Reneo’s Executive Chairman. Dr. Isaac Manke is not considered an independent director because of his role as our Senior Vice President, Business Development since February 2026.

Certain Transactions With or Involving Related Persons

The following is a summary of transactions since January 1, 2024, or any currently proposed transaction, in which we were or are a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at fiscal year-end for 2025 and 2024, and in which any of our executive officers, directors or holders of more than 5% of our capital stock, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements disclosed in “Item 11. Executive Compensation” of this Annual Report on Form 10-K.

PIPE Financing

On May 10, 2024, in connection with the execution of the Merger Agreement, Reneo entered a the Subscription Agreement with certain existing OnKure stockholders and new investors (each, a “PIPE Investor”), pursuant to which the PIPE Investors subscribed for and purchased, and Reneo issued and sold to the PIPE Investors, on the Closing Date immediately prior to the Effective Time, an aggregate of 2,938,005 shares of Class A Common Stock at a price of approximately $22.895 per share, for aggregate gross proceeds of approximately $65.0 million (the “PIPE Financing”). The closing of the PIPE Financing occurred on October 4, 2024 in connection with the closing of the Merger.

The table below sets forth the number of shares of our Class A Common Stock purchased by related party holders in the PIPE Financing:

Participant	Shares of Class A Common Stock	Total Purchase Price ($)
Acorn Bioventures, L.P.(1)	199,189	$4,560,475.97
Entities Affiliated with Citadel(2)	360,792	$8,260,412.19
Entities Affiliated with Cormorant(3)	379,018	$8,677,700.47
Deep Track Biotechnology Master Fund, Ltd.(4)	136,147	$3,117,115.51
Perceptive Life Sciences Master Fund, Ltd.(5)	207,157	$4,742,905.08
Samsara BioCapital, L.P.(6)	169,975	$3,891,615.01

(1)

Isaac Manke, a member of the Legacy OnKure board of directors and a member of the Board, was a partner at Acorn Capital Advisors, GP, LLC, the general partner of Acorn Bioventures, L.P. at the time of the PIPE Financing. Entities affiliated with Acorn held more than five percent of outstanding Legacy OnKure’s capital stock and hold more than five percent of our outstanding capital stock.

(2)

Citadel Multi-Strategy Equities Master Fund Ltd. held more than five percent of outstanding Legacy OnKure’s capital stock and holds more than five percent of our outstanding capital stock. Citadel CEMF Investments Ltd., an affiliate of Citadel Multi-Strategy Equities Master Fund Ltd., purchased 360,792 shares of Class A Common Stock in the PIPE for a total purchase price of $8,260,412.19.

(3)	Entities affiliated with Cormorant collectively held more than five percent of outstanding Legacy OnKure’s capital stock and hold more than five percent of our outstanding capital stock.
(4)	Deep Track Biotechnology Master Fund, Ltd. held more than five percent of outstanding Legacy OnKure’s capital stock and holds more than five percent of our outstanding capital stock.
(5)	Perceptive Life Sciences Master Fund, Ltd. held more than five percent of outstanding Legacy OnKure’s capital stock and holds more than five percent of our outstanding capital stock.
(6)	Samsara BioCapital, L.P. held more than five percent of outstanding Legacy OnKure’s capital stock and holds more than five percent of our outstanding capital stock.

At the closing of the PIPE Financing, in connection with the Subscription Agreement, we entered into a registration rights agreement with the PIPE Investors, pursuant to which we agreed to prepare and file a resale registration statement with the SEC within 45 calendar days following the closing of the PIPE Financing for purposes of registering the resale of the shares issued in the PIPE Financing. We also agreed, among other things, that we will indemnify the PIPE Investors, their officers, directors, members, employees and agents, successors and assigns under the Subscription Agreement from certain liabilities and pay all fees and expenses (excluding any legal fees of the selling holder(s), and any underwriting discounts and selling commissions) incident to our obligations under the registration rights agreement.

Support Agreements Under the Merger Agreement

Concurrently and in connection with the execution of the Merger Agreement, (i) certain stockholders of Legacy OnKure, owning approximately 98.3% of the outstanding shares of Legacy OnKure’s preferred stock and approximately 77.3% of the outstanding shares of Legacy OnKure’s capital stock, entered into support agreements with Reneo and Legacy OnKure to vote all of their shares of Legacy OnKure’s capital stock in favor of the adoption of the Merger Agreement and the related transactions contemplated thereby and (ii) certain stockholders of Reneo holding approximately 34.7% of the outstanding shares of Reneo’s common stock, including Reneo’s common stock issuable within 60 days upon (A) exercise of options held by such holders or (B) settlement of RSUs held by such holders, entered into support agreements with Reneo and Legacy OnKure to vote all of their shares of Reneo’s capital stock in favor of the Merger Agreement and the related contemplated transactions and against any alternative acquisition proposals.

Lock-Up Agreements

Concurrently and in connection with the execution of the Merger Agreement, certain executive officers and the directors of Legacy OnKure, certain stockholders of Legacy OnKure and the directors of Reneo that remained on the Board following the closing of the Merger, entered into lock-up agreements pursuant to which, and subject to specified exceptions, they have agreed not to transfer their shares of our Common Stock for the 180-day period following the closing of the Merger.

Legacy OnKure and Reneo Indemnification Agreements

Legacy OnKure and Reneo each entered into separate indemnification agreements with each of its directors and officers, respectively, in addition to the indemnification provided for in their respective certificate of incorporation and bylaws. The indemnification agreements, certificates of incorporation and bylaws generally require both Legacy OnKure and Reneo to indemnify its directors, executive officers and certain controlling persons to the fullest extent permitted by Delaware law.

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

Long Prairie Consulting Agreement

On February 24, 2026, we entered into a consulting agreement and statement of work with Long Prairie, LLC (the “Long Prairie Consulting Agreement”), pursuant to which Isaac Manke is providing business development support and advisory services at a rate $33,333 for each full calendar month of services performed. Dr. Manke, a member of our Board, owns and controls Long Prairie, LLC. The Long Prairie Consulting Agreement has an initial term of one year, unless terminated earlier pursuant to its terms.

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

Item 14. Principal Accountant Fees and Services

KPMG LLP (“KPMG”) served as the independent registered public accounting firm of Legacy OnKure prior to the consummation of the Merger. On November 7, 2024, the Audit Committee engaged KPMG as our independent registered public accounting firm to audit our consolidated financial statements for the year ending December 31, 2024. Accordingly, Ernst & Young LLP (“EY”), our independent registered public accounting firm prior to the Merger, was informed on November 7, 2024 that it was dismissed as our independent registered public accounting firm.

The following table represents aggregate fees billed, or expected to be billed, to us by KPMG and EY for the fiscal years ended December 31, 2025 and December 31, 2024:

	2025	2024 (5)	2024 (6)
Audit Fees (1)	$382,500	$595,000	$275,300
Audit-related Fees (2)	—	—	15,000
Tax Fees (3)	85,305	—	—
All Other Fees (4)	—	23,985	—
Total Fees	$467,805	$618,985	$290,300

(1) Audit Fees include fees for the (i) audit of the consolidated financial statements included in our Form 10-K for our fiscal years ended December 31, 2025, and December 31, 2024, (ii) review of Legacy OnKure, Inc.’s interim financial statements included on Forms S-4, S-1 and 8-K and (iii) attest, consent and review services normally provided by the accountant in connection with SEC filings.

(2) Audit-related Fees include fees for accounting consultations.

(3) Consists of tax fees in connection with tax compliance.

(4) Consists of non-audit fees in connection with accounting research.

(5) Represents fees from KPMG for audit of fiscal year 2024.

(6) Represents fees from EY for audit of fiscal year 2024.

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

The Audit Committee pre-approved all audit related services rendered in 2025 and did not rely on the waiver of pre-approval requirement provided by paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X promulgated under the Exchange Act.

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

(3)
Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report.

EXHIBIT INDEX

Incorporated by Reference

Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith

2.1		Agreement and Plan of Merger, dated May 10, 2024, by and among Reneo Pharmaceuticals, Inc., Radiate Merger Sub I, Inc., Radiate Merger Sub II, LLC and OnKure, Inc.	8-K	5/13/2024	2.1

3.1		Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	10/8/2024	3.1

3.2		Amended and Restated Certificate of Incorporation, as amended.	8-K	10/8/2024	3.2

3.3		Amended and Restated Bylaws.	8-K	10/8/2024	3.3

4.1		Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated December 9, 2020.	S-1	3/19/2021	4.2

4.2		Description of Capital Stock of the Registrant.				X

10.1	+	Form of Indemnity Agreement by and between the Registrant and its directors and executive officers.	S-1/A	4/5/2021	10.8

Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
10.2		Registration Rights Agreement dated October 4, 2024 by and among OnKure Therapeutics, Inc. and certain parties thereto.	8-K	10/8/2024	10.23

10.3		Sales Agreement, dated November 13, 2023, by and between the Registrant and Leerink Partners LLC.	10-Q	11/13/2023	10.1

10.4	+	Reneo Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended, and UK Sub-Plan.	S-1/A	4/5/2021	10.1

10.5	+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Reneo Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended, and UK Sub-Plan.	S-1/A	4/5/2021	10.2

10.6	+	Reneo Pharmaceuticals, Inc. 2021 Equity Incentive Plan.	S-1/A	4/5/2021	10.3

10.7	+	Forms of (i) Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise, (ii) Stock Option Grant Notice - International, Stock Option Agreement - International and Notice of Exercise - International and (iii) Non-Employee Director Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise – Non-Employee Director under the Reneo Pharmaceuticals, Inc. 2021 Equity Incentive Plan.	10-K	3/27/2023	10.18

10.8	+	Forms of (i) Restricted Stock Unit Award Grant Notice and Award Agreement and (ii) Restricted Stock Unit Award Grant Notice - International and Award Agreement - International under the Reneo Pharmaceuticals, Inc. 2021 Equity Incentive Plan.	S-1/A	4/5/2021	10.5

10.9	+	Forms of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise for Inducement Grant Outside of the Reneo Pharmaceuticals, Inc. 2021 Equity Incentive Plan.	10-Q	11/12/2021	10.4

10.10	+	Reneo Pharmaceuticals, Inc. Severance Benefit Plan, as amended as of September 27, 2022, and form of Participation Agreement thereunder.	10-Q	11/8/2022	10.2

Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith

10.11	+	OnKure Therapeutics, Inc. 2024 Equity Incentive Plan, and forms of agreement thereunder.	8-K	10/8/2024	10.4

10.12	+	OnKure Therapeutics, Inc. 2024 Employee Stock Purchase Plan.	8-K	10/8/2024	10.15

10.13	+	OnKure, Inc. 2011 Stock Incentive Plan, as amended, and forms of agreement thereunder.	8-K	10/8/2024	10.16

10.14	+	OnKure, Inc. 2021 Stock Incentive Plan, as amended, and forms of agreement thereunder.	8-K	10/8/2024	10.17

10.15	+	OnKure, Inc. 2023 RSU Equity Incentive Plan, as amended, and forms of agreement thereunder.	8-K	10/8/2024	10.18

10.16	+	OnKure Therapeutics, Inc. Executive Incentive Compensation Plan.	8-K	10/8/2024	10.19

10.17	+	OnKure Therapeutics, Inc. Form of Executive Employment Agreement.	8-K	10/8/2024	10.20

10.18	+	OnKure Therapeutics, Inc. Outside Director Compensation Policy.				X

10.19		Form of Indemnification Agreement.	8-K	10/8/2024	10.22

10.20		Form of Reneo Support Agreement.	8-K	5/13/2024	10.1

10.21		Form of OnKure Support Agreement.	8-K	5/13/2024	10.2

10.22		Form of Lock-Up Agreement.	8-K	5/13/2024	10.3

10.23		Subscription Agreement dated May 10, 2024.	8-K	5/13/2024	10.4

10.24		Sales Agreement by and between OnKure Therapeutics, Inc. and Leerink Partners LLC, dated as of November 6, 2025.	8-K	11/06/2025	1.1

19		Insider Trading Policy.	10-K	3/10/2025	19

23.1		Consent of independent registered public accounting firm.				X

24.1		Power of Attorney (see signature page).				X

Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
31.1		Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2		Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97		OnKure Therapeutics, Inc. Compensation Recovery Policy.	10-K	3/10/2025	97

101. INS		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH		Inline XBRL Taxonomy Extension Schema Document				X

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

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
March 12, 2026
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Nicholas A. Saccomano	Chief Executive Officer, President and Director	March 12, 2026
Nicholas A. Saccomano	(Principal Executive Officer)

/s/ Jason Leverone	Chief Financial Officer	March 12, 2026
Jason Leverone	(Principal Financial and Accounting Officer)

/s/ R. Michael Carruthers	Director	March 12, 2026
R. Michael Carruthers

/s/ Michael Grey	Director	March 12, 2026
Michael Grey

/s/ Valerie M. Jansen	Director	March 12, 2026
Valerie M. Jansen

/s/ Isaac Manke	Director	March 12, 2026
Isaac Manke

/s/ Edward T. Mathers	Director	March 12, 2026
Edward T. Mathers

/s/ Andrew Phillips	Director	March 12, 2026
Andrew Phillips