Form 10-Q
period 2026-03-31
OnKure Therapeutics, Inc.
filed 2026-05-05
CIK 1637715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 4, 2026, the registrant had 40,395,480 shares of Class A common stock, $0.0001 par value per share outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, development plans, planned preclinical studies and clinical trials, future results of clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-Q include, but are not limited to, statements about:

•
the ability of our current and future clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;

•
the beneficial characteristics, and the potential safety, efficacy, and therapeutic effects of our current and future product candidates;

•
our future results of operations and financial position;

•
our ability to obtain funding for our operations, including funding necessary to develop and commercialize our current and future product candidates, subject to regulatory approvals;

•
the sufficiency of our cash and cash equivalents to fund our operations;

•
the initiation, timing, progress and results of our preclinical and clinical activities for OKI-219, OKI-345, OKI-355 and any other product candidates we are developing or may in the future develop, including the timing of initiation and completion of studies or trials and related preparatory work, the anticipated timing for our disclosure of the results of such studies or trials and the announcement of product candidates;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ONKURE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$192,106	$59,050
Prepaid expenses and other current assets	5,376	1,789
Total current assets	197,482	60,839
Property and equipment, net	519	618
Operating lease right-of-use asset	288	387
Other assets	405	273
Total assets	$198,694	$62,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,022	$1,433
Accrued expenses and other current liabilities	2,898	3,939
Operating lease liabilities, current portion	409	549
Total current liabilities	14,329	5,921
Other long-term liabilities	12	12
Total liabilities	14,341	5,933
Commitments and contingencies
Stockholders’ equity:
Common stock, Class A, $0.0001 par value; 200,000,000 shares authorized; 40,395,480 and 13,673,565 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	4	1
Common stock, Class B, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	413,747	270,424
Accumulated deficit	(229,398)	(214,241)
Total stockholders’ equity	184,353	56,184
Total liabilities and stockholders’ equity	$198,694	$62,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONKURE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Operating expenses:
Research and development	$11,707	$13,012
General and administrative	3,908	3,988
Total operating expenses	15,615	17,000
Loss from operations	(15,615)	(17,000)
Other income:
Interest income	458	1,075
Total other income	458	1,075
Net loss and comprehensive loss	$(15,157)	$(15,925)

Net loss per share attributable to common stockholders:
Basic and diluted	$(1.11)	$(1.19)
Weighted average shares outstanding:
Basic and diluted	13,674,577	13,424,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONKURE THERAPEUTICS, INC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share information)

(Unaudited)

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2024	12,660,590	$1	686,527	$—	$258,551	$(154,724)	$103,828
Vesting of restricted stock units, net	94,758	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2,745	—	2,745
Net loss	—	—	—	—	—	(15,925)	(15,925)
Balance, March 31, 2025	12,755,348	1	686,527	—	261,296	(170,649)	90,648
Vesting of restricted stock units	88,086	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2,908	—	2,908
Net loss	—	—	—	—	—	(15,390)	(15,390)
Balance, June 30, 2025	12,843,434	1	686,527	—	264,204	(186,039)	78,166
Vesting of restricted stock units	18,238	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2,961	—	2,961
Net loss	—	—	—	—	—	(14,699)	(14,699)
Balance, September 30, 2025	12,861,672	1	686,527	—	267,165	(200,738)	66,428
Conversion of Class B Common Stock to Class A Common Stock	686,527	—	(686,527)	—	—	—	—
Issuance of Class A Common Stock under the Employee Stock Purchase Plan	107,930	—	—	—	240	—	240
Vesting of restricted stock units	17,436	—	—	—	—	—	—
Share-based compensation	—	—	—	—	3,019	—	3,019
Net loss	—	—	—	—	—	(13,503)	(13,503)
Balance, December 31, 2025	13,673,565	1	—	—	270,424	(214,241)	56,184
Issuance of Class A Common Stock and pre-funded warrants in connection with 2026 Private Placement, less issuance costs	26,713,638	3	—	—	140,543	—	140,546
Vesting of restricted stock units	8,277	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2,780	—	2,780
Net loss	—	—	—	—	—	(15,157)	(15,157)
Balance, March 31, 2026	40,395,480	$4	—	$—	$413,747	$(229,398)	$184,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONKURE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025

Cash flows from operating activities:
Net loss	$(15,157)	$(15,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,780	2,745
Depreciation and amortization	104	118
Amortization of right-of-use asset - operating	99	94
Change in operating assets and liabilities:
Prepaid and other assets	281	731
Accounts payable, accrued and other liabilities	(905)	(1,678)
Lease liabilities	(140)	(130)
Other long-term liabilities	—	40
Net cash used in operating activities	(12,938)	(14,005)
Cash flows from investing activities:
Purchases of property and equipment	(5)	(18)
Net cash used in investing activities	(5)	(18)
Cash flows from financing activities:
Proceeds from the issuance of Class A Common Stock and pre-funded warrants in connection with 2026 Private Placement	145,999	—
Payment of issuance costs associated with the Concurrent Financing	—	(37)
Payment of reverse recapitalization transaction costs	—	(40)
Net cash provided by (used in) financing activities	145,999	(77)
Net increase (decrease) in cash and cash equivalents	133,056	(14,100)
Cash and cash equivalents, beginning of period	59,050	110,761
Cash and cash equivalents, end of period	$192,106	$96,661
Supplemental disclosure of noncash financing activities:
2026 Private Placement proceeds in other current assets	$(4,000)	$—
2026 Private Placement issuance costs included in accounts payable	$9,372	$—
2026 Private Placement issuance costs included in accrued liabilities	$81	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONKURE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Business

OnKure Therapeutics, Inc. (“OnKure” or the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery and development of precision medicines that target biologically validated drivers of vascular anomalies and cancers that are underserved by available therapies. Using a structure- and computational chemistry-driven drug design platform, OnKure is committed to improving clinical outcomes for patients by building a pipeline of small molecule drugs designed to selectively target specific mutations thought to be key drivers of cancer and vascular anomalies. The Company was formed in 2014 as Reneo Pharmaceuticals, Inc. (“Reneo”) under the laws of the State of Delaware. On October 4, 2024, the Company changed its name to OnKure Therapeutics, Inc.

Merger with Reneo

On October 4, 2024, Radiate Merger Sub I, Inc. (“Merger Sub I”) a wholly owned subsidiary of Reneo completed its merger with and into OnKure, Inc. (referred to herein as “Legacy OnKure”), with Legacy OnKure continuing as the surviving entity as a wholly owned subsidiary of Reneo. This transaction is referred to as the “Merger.” Following the Merger, Reneo changed its name to OnKure Therapeutics, Inc. Legacy OnKure was subsequently merged into the Company. The Merger was effected pursuant to an Agreement and Plan of Merger, dated as of May 10, 2024 (the “Merger Agreement”), by and among Reneo, Radiate Merger Sub I, Inc., a Delaware corporation Radiate Merger Sub II, LLC, a Delaware limited liability company (“Merger Sub II”), and Legacy OnKure. In connection with the Merger Agreement, certain parties entered into a subscription agreement with the Company to purchase shares of Reneo’s common stock for an aggregate purchase price of $65.0 million contingent upon the concurrent consummation of the Merger (the “Concurrent Financing”). On October 4, 2024 (the “Merger Closing Date”), the Merger and the Concurrent Financing closed.

The Merger was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“GAAP”). For accounting purposes, Legacy OnKure is considered the accounting acquirer and Reneo is the acquired company based on the terms of the Merger Agreement and other factors, such as relative voting rights and the composition of the Company’s board of directors and senior management. Accordingly, the Merger was treated as the equivalent of Legacy OnKure issuing stock to acquire the net assets of Reneo. As a result of the Merger, the net assets of Reneo were recorded at their acquisition-date fair value in the financial statements of the Company and the reported operating results prior to the Merger are those of Legacy OnKure. Legacy OnKure’s historical financial statements became the historical consolidated financial statements of the Company.

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

Liquidity

The Company had recurring losses from operations, an accumulated deficit of $229.4 million, and cash and cash equivalents of $192.1 million as of March 31, 2026. The Company’s ability to fund its ongoing operations is highly dependent upon raising additional capital through the issuance of equity securities, issuing debt or other financing vehicles.

On November 6, 2025, the Company filed a shelf registration statement with the U.S. Securities and Exchange Commission (“SEC”) on Form S-3, which became effective with the SEC on November 25, 2025, and that allows it to undertake various equity and debt offerings (the “Registration Statement”). Additionally, the Company filed a prospectus supplement to the Registration Statement and entered into a sales agreement (the “ATM Sales Agreement”) with Leerink Partners LLC (“Leerink Partners”) under which the Company may offer and sell shares (the “ATM Placement Shares”) of the Company’s Class A common stock, $0.0001 par value per share (the “Common Stock”), from time to time having aggregate sales proceeds of up to $16.0 million, through an “at the market offering” program (the “ATM”) under which Leerink Partners acts as sales agent. The Company has not yet offered or sold any shares of Common Stock under the ATM.

On March 31, 2026 the Company closed the 2026 Private Placement (as defined below). The aggregate gross proceeds from the 2026 Private Placement were approximately $150.0 million, before deducting placement agent fees and offering expenses. See Note 9 for further discussion.

The Company expects to continue to generate operating losses in the foreseeable future. The Company’s ability to secure additional capital principally depends on its potential for success in discovering and developing its product candidates. The Company cannot provide assurance that additional capital will be available on acceptable terms, if at all. The issuance of additional equity or debt securities will likely result in substantial dilution to the Company’s stockholders. Should additional capital not be available to the Company, or not be available on acceptable terms, the Company may be required to modify its operational plans and may be unable to realize value from its assets or discharge its liabilities in the normal course of business, which may, among other alternatives, cause the Company to delay, substantially reduce, or discontinue operational activities to conserve cash, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. As of December 31, 2025, the Company had determined that substantial doubt about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of the issuance of those financial statements did exist. However, following completion of the 2026 Private Placement (see Note 9), management believes the Company’s cash and cash equivalents will be sufficient to fund its current operating plan for at least the next 12 months from the date of issuance of these consolidated financial statements and as such substantial doubt has been alleviated.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with GAAP for interim financial information and with the rules and regulations of the SEC. Accordingly, since they are interim statements, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. The Company’s consolidated financial statements reflect the operation of the Company and its former wholly owned subsidiaries OnKure, Inc. and Merger Sub II. As of December 31, 2025, all subsidiaries have been merged into the Company. All intercompany balances and transactions among the consolidated entities have been eliminated in consolidation.

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

Pre-funded Common Stock Warrants

The Company accounts for warrants to purchase shares of its common stock in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The Company classifies warrants issued for the purchase of shares of its common stock as either equity or liability instruments based on an assessment of the specific terms and conditions of each respective contract. Such assessment includes determining whether the warrants are freestanding financial instruments or embedded in a host instrument, whether the warrants are liabilities within the scope of ASC 480, whether the warrants meet the definition of a derivative in ASC 815 and whether the warrants meet the requirements for equity classification pursuant to the indexation and equity classification criteria in ASC 815.

The Company determines the classification for its warrants at the time of issuance and updates its assessment as necessary. Warrants that meet all of the criteria for equity classification are recorded as a component of additional paid-in capital and are not subsequently remeasured. The 2026 PIPE Pre-Funded Warrants are classified as equity in the condensed consolidated financial statements.

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

Cash and Cash Equivalents

All highly liquid investments with maturities of 90 days or less, at the time of purchase, are classified as cash equivalents. Cash equivalents are reported at cost, which approximates fair value. The Company’s cash and cash equivalents consist of money held in demand depository accounts and money market funds. The carrying amount of cash and cash equivalents was $192.1 million and $59.1 million as of March 31, 2026 and December 31, 2025, respectively, which approximates fair value and was determined based upon Level 1 inputs. The money market account is valued using quoted market prices with no valuation adjustments applied and is categorized as Level 1.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains accounts in federally insured financial institutions. At times, amounts held in federally insured accounts are above the federally insured limit of $250 thousand. Management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which these deposits are held and of the money market funds in which these investments are made.

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the statement of operations. Deferred offering costs as of

March 31, 2026 and December 31, 2025 were $0.4 million and $0.2 million. Such costs are classified in other non-current assets in the accompanying balance sheets

Leasing – Lessee Accounting

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

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires more detailed disclosures, on an annual and interim basis, about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. This ASU may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements and related disclosures.

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

In December 2025, the FASB issued ASU 2025-12 Codification Improvements. This standard makes certain incremental improvements to generally accepted accounting principles. This standard will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual periods. The Company is currently assessing the potential impact of this guidance on its consolidated financial statements and related disclosures.

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

	Clinical Research Segment
	Three Months Ended
	March 31,
	2026	2025

	(in thousands)
Operating expenses:
Direct program expense	$6,717	$7,872
Indirect program expense	474	526
Workforce salaries and benefits	4,460	4,407
Share-based compensation expense	2,780	2,745
General corporate expenses	1,184	1,450
Segment net loss	15,615	17,000
Reconciliation of loss:
Interest income	(458)	(1,075)
Adjustments and reconciling items	(458)	(1,075)
Net loss	$15,157	$15,925

4. Leases

The Company’s headquarters are located in Boulder, Colorado, where it leases 14,790 square feet of office and lab facilities under operating leases that expire in December 2026, with rights to extend for a five-year period. In the Merger with Reneo, the Company assumed the lease in Irvine, California, where it leases office space under a lease agreement that expires in November 2026 (the “Irvine lease”). In January 2025, the Company entered into a sublease on the Irvine lease for all of the leased square footage, which expires in November 2026. Payments under the sublease for the three months ended March 31, 2026 and 2025 were $61 thousand and $53 thousand, respectively, and were netted against operating lease costs in the Statement of Operations.

Right-of-use assets and lease liabilities for operating leases as included in the Company’s financial statements are as follows (in thousands):

	March 31, 2026	December 31, 2025
Operating lease right-of-use assets	$288	$387
Current operating lease liabilities	409	549
Noncurrent operating lease liabilities	—	—
Total lease liabilities	$409	$549

Lease expense for operating leases, net of sublease receipts, as included in the Company’s financial statements are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$43	$51
Variable lease expense	43	45

Lease term, discount rates, and additional information for operating leases are as follows (in thousands):

	As of March 31,
	2026	2025
Weighted-average remaining lease term - operating leases (years)	0.7	1.72
Weighted-average discount rate - operating leases	4.5%	4.5%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$145	$140

The aggregate maturities of the Company’s operating lease liabilities were as follows as of March 31, 2026 (in thousands):

Remaining in 2026	$415
Total future minimum lease payments	415
Less: imputed interest	(6)
Less: current portion	(409)
Operating lease liability, net of current portion	$—

5. Net Loss Per Share

The Company computes basic loss per share by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, including the weighted average effect of the 2026 PIPE Pre-Funded Warrants, without consideration for common stock equivalents. Diluted net loss per share assumes the conversion, exercise, or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. Shares of Common Stock to be issued upon exercise of all outstanding stock options and restricted stock units were excluded from the diluted net loss per share calculation for the three months ended March 31, 2026 and 2025 because such shares are anti-dilutive.

Anti-dilutive securities outstanding during the period not included in the diluted net loss per share calculation include the following:

	March 31,
	2026	2025
Outstanding common stock options	2,693,443	3,045,385
Unvested restricted stock units	32,642	137,064
	2,726,085	3,182,449

6. Fair Value Measurements

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

No assets or liabilities were transferred into or out of their classifications during the three months ended March 31, 2026 and 2025.

The Company had no available-for-sale securities as of March 31, 2026 or December 31, 2025.

7. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Lab equipment	$668	$669
Leasehold improvements	1,090	1,090
Computer hardware and software	173	168
Furniture and fixtures	152	152
Property and equipment, gross	2,083	2,079
Less: accumulated depreciation and amortization	(1,564)	(1,461)
Property and equipment, net	$519	$618

Depreciation and amortization expense for the three months ended March 31, 2026 and 2025 was $104 and $118, respectively.

8. Accounts Payable and Accrued Expenses and Other Current Liabilities

Accounts payable as of March 31, 2026, included $9.4 million of offering expenses related to the 2026 Private Placement discussed in Note 9.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued compensation and ESPP contributions	$1,115	$2,693
Accrued outsourced non-clinical studies	938	651
Accrued contract manufacturing costs	360	223
Accrued clinical trial costs	95	49
Accrued other	390	323
Total accrued expenses and other current liabilities	$2,898	$3,939

9. Equity

Securities Purchase Agreement

On March 27, 2026, the Company entered into a securities purchase agreement (the “2026 PIPE Purchase Agreement”) with certain institutional accredited investors (the “2026 PIPE Investors”), pursuant to which the Company agreed to issue and sell to the 2026 PIPE Investors in a private placement (i) 26,713,638 shares (the “2026 PIPE Shares”) of Common Stock at a purchase price of $4.15 per 2026 PIPE Share, and (ii) pre-funded warrants to purchase 9,430,957 shares of Common Stock (the “2026 PIPE Warrant Shares”), at a purchase price of $4.1499 per underlying 2026 PIPE Warrant Share (the “2026 Private Placement”). Also, pursuant to the 2026 PIPE Purchase Agreement, the Company’s executive officers and directors entered into letter agreements pursuant to which they agreed not to sell or transfer any Common Stock or any securities convertible into or exercisable or exchangeable for Common Stock, until the later of 180 days after the closing date of the 2026 Private Placement and the effective date of registering the 2026 PIPE shares on a Registration Statement, subject to certain customary exceptions.

The 2026 Private Placement closed on March 31, 2026. The aggregate gross proceeds from the 2026 Private Placement were approximately $150.0 million, before deducting placement agent fees and offering expenses of approximately $9.5 million. Of the $150.0 million, $4.0 million recorded in Other current assets in the accompanying condensed consolidated Balance Sheet was in-transit at March 31, 2026 and was received on April 1, 2026.

The 2026 PIPE Pre-Funded Warrants will be exercisable immediately at an exercise price of $0.0001 per 2026 PIPE Warrant Share and will not expire until exercised in full. The holders of 2026 PIPE Pre-Funded Warrants may not exercise a 2026 PIPE Pre-Funded Warrant if the holder, together with its attribution parties, would beneficially own more than a specified percentage of the number of shares of Common Stock outstanding immediately after giving effect to such exercise. The holders of 2026 PIPE Pre-Funded Warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. The 2026 PIPE Pre-Funded Warrants are classified as equity in the condensed consolidated financial statements.

Sale of Class A Common Stock Under ATM Agreement

On November 6, 2025, the Company entered into the ATM Sales Agreement with Leerink Partners to sell the ATM Placement Shares, from time to time, through an “at the market offering” program under which Leerink Partners is serving as sales agent.

On November 6, 2025, the Company filed the Registration Statement with the SEC, which became effective on November 25, 2025. The Registration Statement registered an aggregate of up to $200 million of securities that may be issued and sold by the Company from time to time, including initially up to an aggregate offering price of $16.0 million of Common Stock (which is included in the $200 million aggregate offering price set forth in the base prospectus) that may be issued and sold pursuant to the ATM Sales Agreement.

As of March 31, 2026, no shares of Common Stock had been sold under the ATM Sales Agreement and the Company will not be issuing or selling any Common Stock for the 180 day-period after March 31, 2026, due to the lock-up restrictions contained in the 2026 PIPE Purchase Agreement, subject to certain exceptions.

10. Share-Based Compensation

Stock Options

A summary of the Company’s stock option activity and related information is as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding - December 31, 2025	2,714,651	$15.54	8.52	$22
Granted	29,300	3.67
Exercised	—	—
Expired	(27,058)	11.02
Forfeited	(23,450)	15.58
Options outstanding - March 31, 2026	2,693,443	$15.45	8.31	$109
Options exercisable - March 31, 2026	1,196,458	$18.46	7.88	$—

All outstanding options as of March 31, 2026 are expected to vest, subject to forfeitures.

The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s Common Stock as of March 31, 2026.

Restricted Stock Units (RSUs)

RSUs vest based on a service requirement and a liquidity event, which was satisfied upon completion of the Merger, plus service requirement. The following table summarizes RSU activities during the three months ended March 31, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2025	41,376	$22.89
Granted	—	—
Vested and released	(8,277)	22.89
Forfeited	(457)	22.89
RSUs outstanding - March 31, 2026	32,642	$22.89
Unvested balance as of March 31, 2026	32,642	$22.89

2024 Employee Stock Purchase Plan

In October 2024, the Board adopted the 2024 Employee Stock Purchase Plan (the “2024 ESPP”), which became effective immediately upon completion of the Merger. The Company recorded approximately $39 and $0 of share-based compensation expense during the three months ended March 31, 2026 and 2025, respectively, related to the 2024 ESPP, which is reflected in the Share-Based Compensation Expense table below.

Share-Based Compensation Expense

The following table shows the allocation of share-based compensation expense related to the Company’s employee and non-employee share-based awards (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$1,284	$1,317
General and administrative	1,496	1,428
Total	$2,780	$2,745

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

Indemnification

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs because of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its financial statements as of March 31, 2026 and December 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our audited financial statements and the related notes for the years ended December 31, 2025 and 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2025, and subsequent filings. Unless otherwise indicated, all references in this Quarterly Report on Form 10-Q to “OnKure,” the “Company,” “we,” “our,” “us,” or similar terms refer to OnKure Therapeutics, Inc.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery and development of precision medicines that target biologically validated drivers of vascular anomalies and cancers that are underserved by available therapies. Using a structure- and computational chemistry-driven drug design platform, we are committed to improving clinical outcomes for patients by building a pipeline of small molecule drugs designed to selectively target specific mutations thought to be key drivers of cancer and vascular anomalies. By improving selectivity for the oncogenic and mutated form of these cancer-driver proteins, we aim to discover and develop drugs with improved safety and efficacy by sparing toxicity that arises from non-selective inhibition of the non-mutated (or wild-type) version of the protein. We work under the belief that inhibiting target proteins with specific mutations instead of wild-type variants should enable precise patient selection that will, in turn, improve the probability of clinical success. We designed our current product candidates utilizing disciplined medicinal chemistry, x-ray crystallography, and computational chemistry to inhibit specified mutated versions of PI3Kα, a key mediator in cancer growth signaling.

Next-Generation PI3Kα Pan-Mutant Programs

Our portfolio includes two next-generation PI3Kα pan-mutant programs, OKI-345 in breast cancer and OKI-355 in vascular anomalies. These candidates are designed to selectively inhibit mutant PI3Kα while sparing wildtype PI3Kα, potentially enabling a wider therapeutic index and avoidance of class-limiting toxicities. High and sustained target coverage across all hotspot PI3Kα mutations can support the potential for deep and durable responses in breast cancer, both as monotherapy and in combination regimens. The PI3Kα pan-mutant candidates are designed to have minimal drug-drug interaction potential, supporting broad combinability with current standards of care. We plan to submit an Investigational New Drug (“IND”) application to the U.S. Food and Drug Administration for each of OKI-345 and OKI-355 in the first half of 2027.

PIKture-01 Trial and OKI-219 Update

The PIKture-01 trial is a global, multi-center, dose-escalation, first-in-human Phase 1a/1b study evaluating the safety, tolerability, pharmacokinetics, pharmacodynamics, and efficacy of OKI-219 as monotherapy and in combination with other anti-cancer drugs for the treatment of HR+ and HER2+ advanced breast cancer. As of March 26, 2026, the PIKture-01 trial has completed enrollment in single-agent OKI-219 dose escalation (n=38) and OKI-219 + fulvestrant dose escalation (n=33). Phase 2 dose evaluation in the OKI-219 + tucatinib and trastuzumab triplet and the OKI-219 + ribociclib and fulvestrant triplets will be completed in 2026. Given the progress of our PI3Kα pan-mutant inhibitors, we do not plan to pursue further clinical development of OKI-219 independently.

Merger

On October 4, 2024, we completed the Merger. Refer to Note 1 “Organization and Business” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding the Merger.

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

Since our inception, we have incurred significant operating losses. Our net losses were $15.2 million and $59.5 million for the three months ended March 31, 2026 and the year ended December 31, 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $229.4 million and cash and cash equivalents of $192.1 million.

We have funded our operations primarily through private placements of our common stock and preferred stock and the issuance of convertible debt. As of March 31, 2026, we believe our cash resources are sufficient to fund our planned operations for at least the next 12 months from the date of issuance of our unaudited condensed consolidated financial statements for the quarter ended March 31, 2026.

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

We make non-refundable advance payments for goods and services that will be used in future research and development activities. These payments are recorded as expenses in the period in which we receive or take ownership of the goods or when the services are performed. At any one time, we are working on multiple research or drug discovery programs and internal resources. Employees and infrastructure are not directly tied to any one program and are typically deployed across multiple programs; therefore, we do not track these research and development expenses on a program-specific basis.

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

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended
	March 31,
	2026	2025	$ Change
	(in thousands)
Operating expenses:
Research and development	$11,707	$13,012	$(1,305)
General and administrative	3,908	3,988	(80)
Total operating expenses	15,615	17,000	(1,385)
Loss from operations	(15,615)	(17,000)	1,385
Other income:
Interest income	458	1,075	(617)
Total other income and (expense)	458	1,075	(617)
Net loss and comprehensive loss	$(15,157)	$(15,925)	$768

Research and Development Expenses

Research and development expenses were $11.7 million for the three months ended March 31, 2026 compared to $13.0 million for the three months ended March 31, 2025. The decrease of approximately $1.3 million was primarily due to $1.8 million of decreased outsourced research and development, partially offset by an increase of $0.7 million clinical trial costs.

We expect research and development expenses in 2026 to be higher than 2025 due to continued efforts to advance our programs.

General and Administrative Expenses

General and administrative expenses were $3.9 million for the three months ended March 31, 2026 compared to $4.0 million for the three months ended March 31, 2025. The decrease of approximately $0.1 million was primarily due to a $0.3 million decrease in legal and filing fee costs. This decrease was partially offset by a $0.2 million increase personnel-related costs, including share-based compensation.

We expect general and administrative expenses in 2026 to be higher than 2025.

Other Income

Other income was $0.5 million for the three months ended March 31, 2026 compared to $1.1 million for the three months ended March 31, 2025. The change was primarily due to a decrease in interest income due to a decrease in cash and cash equivalents available to invest during the quarter ended March 31, 2026 as compared to the quarter ended March 31, 2025.

We expect other income in 2026 to be higher than 2025 with higher average available cash to invest during 2026 given the 2026 Private Placement that closed March 31, 2026.

Liquidity and Capital Resources

Since inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the development of our product candidates. We expect that our research and development and general and administrative costs will continue to increase significantly, including in connection with initiating and conducting clinical trials and manufacturing our product candidates to support such clinical trials and commercialization and providing general and administrative support for our operations. As a result, we will need additional capital to fund our operations, which we may seek to obtain from equity or debt financings, collaborations, licensing arrangements or other sources.

In March 2026, we completed the 2026 Private Placement for aggregate gross proceeds of approximately $150.0 million, before deducting placement agent fees and offering expenses. Pursuant to the 2026 PIPE Purchase Agreement, we agreed to use the proceeds from the 2026 Private Placement for research and development expenses for our vascular anomalies and breast cancer programs, excluding OKI-219, and for working capital and other general corporate purposes.

In November 2025, we filed the Registration Statement, which registered an aggregate of up to $200 million of securities that may be issued and sold from time to time, including initially up to an aggregate offering price of $16.0 million of Common Stock (which is included in the $200 million aggregate offering price set forth in the base prospectus) that may be issued and sold pursuant to the ATM Sales Agreement. As of March 31, 2026, no shares have been sold under the ATM Sales Agreement.

We have funded our operations primarily through private placements of equity and convertible debt. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our planned operations for at least the next 12 months from the date of issuance of our unaudited condensed consolidated financial statements for the quarter ended March 31, 2026.

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

Our future funding requirements will depend on many factors, including:

•
the scope, timing, progress, results, and costs of researching and developing OKI-219, OKI-345 and OKI-355 and conducting preclinical studies and clinical trials;
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

A change in the outcome of any of these or other factors with respect to the development of OKI-219, OKI-345 and OKI-355 or any of our future product candidates could significantly change the costs and timing associated with the development of that product candidate. Furthermore, our operating plans may change in the future, and we may need additional capital to meet the capital requirements associated with such operating plans.

Cash Flows

The following table summarizes our cash flows for the periods indicated, in thousands:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$(12,938)	$(14,005)
Investing activities	(5)	(18)
Financing activities	145,999	(77)
Net increase (decrease) in cash and cash equivalents	$133,056	$(14,100)

Cash Flows from Operating Activities

Cash used in operating activities during the three months ended March 31, 2026 was $12.9 million. This consisted primarily of a net loss of $15.2 million, a net decrease in operating assets and liabilities of $0.8 million, offset by non-cash share-based compensation of $2.8 million.

Cash used in operating activities during the three months ended March 31, 2025 was $14.0 million. This consisted primarily of a net loss of $15.9 million, a net decrease in operating assets and liabilities of $1.0 million, offset by non-cash share-based compensation of $2.7 million.

Cash Flows from Investing Activities

Cash used in investing activities was $5 thousand and $18 thousand for three months ended March 31, 2026 and 2025, respectively, and related to purchase of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities during the three months ended March 31, 2026 was $146.0 million and related to proceeds from the sale of Common Stock and pre-funded warrants in connection with the 2026 Private Placement.

Cash used in financing activities during the three months ended March 31, 2025 was $77 thousand and related to payment of issuance costs from the Concurrent Financing and reverse recapitalization transaction costs in connection with the Merger.

Material Cash Requirements

The discussion below summarizes our significant contractual obligations and commitments as of March 31, 2026.

Leases. See Note 4 of Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our leases, including the future operating lease minimum payments.

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

Our critical accounting policies are described in our audited financial statements and the related notes for the years ended December 31, 2025 and 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2025, and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2026, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our principal executive officer and our principal financial officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
If we are unable to advance OKI-345 and OKI-355 through preclinical and clinical development, obtain regulatory approval and ultimately commercialize one or more of such product candidates, or experience significant delays in doing so, our business will be materially harmed.
•
We have limited resources. As a result, we may fail to capitalize on programs, product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
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
•
If we are unable to obtain and maintain sufficient intellectual property protection for our technology and product candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors or other third parties could develop and commercialize products similar or identical to ours, and our ability to successfully develop and, if approved, commercialize our product candidates may be adversely affected.
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

We have incurred significant net losses in each reporting period since inception, have not generated any revenue from the sale of products, and have funded our operations primarily from the sale and issuance of equity securities and convertible debt. Our net losses were $15.2 million and $59.5 million for three months ended March 31, 2026 and the year ended December 31, 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $229.4 million. We have no products approved for sale. As a result, we expect that it will be many years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses to discover, develop and market additional product candidates.

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

We have never generated any revenue from commercial product sales. To become and remain profitable, we must develop and eventually commercialize product candidates with significant market potential, which will require us to be successful in a range of challenging activities. These activities can include completing preclinical studies and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing, and selling those products that are approved and satisfying any post-marketing requirements. We do not anticipate generating any revenue from product sales for many years. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives, including:

•	successful and timely initiation and completion of preclinical and clinical development of OKI-345, OKI-355, our research programs and any other future programs;

•	establishing and maintaining relationships with contract research organizations (or “CROs”) and clinical sites for the clinical development of OKI-219, OKI-345, OKI-355 and any other future programs;

•	timely receipt of marketing approvals from applicable regulatory authorities for any product candidates for which we successfully complete clinical development;

•	developing an efficient and scalable manufacturing process for our product candidates, including obtaining finished products that are appropriately packaged for sale;

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. Our cash and cash equivalents are expected to fund operations into 2029. As we have not generated any revenue from commercial sales to date and do not expect to generate any revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our general corporate activities and to fund our research and development, including our currently planned clinical trials and plans for new clinical trials and product development.

We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations or, if such funds are available, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional significant dilution and new investors could gain rights, preferences and privileges senior to the holders of common stock. For example, pursuant to the 2026 Private Placement, we issued and sold 26,713,638 shares of our Common Stock and pre-funded warrants to purchase 9,320,957 shares of our Common Stock, which resulted, and may continue to result, in a significant increase in the number of our outstanding shares of common stock and substantially diluted the ownership interests of our existing stockholders. Debt financing, if available, may involve restrictive covenants, and equity financing, if available, may include restrictions on our use of proceeds. For example, pursuant to the 2026 PIPE Purchase Agreement, we are unable to use the proceeds from the 2026 Private Placement for research and development expenses for OKI-219. This could hinder our ability to advance OKI-219 in the future. We may experience similar or more onerous restrictions on use of proceeds in future financings. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on terms that may not be favorable.

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

Risks Related to Our Development and Commercialization of Our Product Candidates

We are very early in our development efforts of OKI-345 or OKI-355. If we are unable to advance OKI-345 or OKI-355 through preclinical and clinical development, obtain regulatory approval and ultimately commercialize one or more of such product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts of OKI-345 or OKI-355. We plan to submit an IND application to the FDA for each of OKI-345 and OKI-355 in the first half of 2027. If we do not successfully complete preclinical testing of OKI-345 or OKI-355 and initiate and complete our planned clinical trials of such product candidates in a timely manner, or fail to achieve favorable results from the trials, we may experience significant delays or other issues in advancing our programs. We will be required to demonstrate thorough, adequate, and well controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in its target indication before we can seek regulatory approvals for its commercial sale. Our initial clinical trials will begin with relatively small cohorts before expanding in size in subsequent cohorts. If safety issues arise in an early cohort, we may be delayed or prevented from subsequently expanding into larger trial cohorts. We are not permitted to market or promote any product candidate before we receive marketing approval from the FDA, European Medicines Agency (“EMA”) or any comparable foreign regulatory authorities, and we may never receive such marketing approvals.

We have limited resources and are currently focusing our efforts on advancing OKI-345 or OKI-355 and our research programs. As a result, we may fail to capitalize on programs, product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

We are currently focusing our resources and efforts on advancing OKI-345 or OKI-355 and our research programs. Because we have limited financial and managerial resources, we must focus on a limited number of product candidates and research programs and on specific indications. As a result, we may forgo or delay pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential. For example, we have decided not to pursue further clinical development of OKI-219 independently at this time. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development activities for OKI-345, OKI-355 and our research programs may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target markets for OKI-345, OKI-355 and our research programs, or the product candidates we are currently developing in these programs, we may relinquish valuable rights to our product candidates or programs through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or program.

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

Trials may be subject to delays as a result of patient withdrawal or patient enrollment taking longer than anticipated. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of subjects to participate to such trials’ conclusion as required by the FDA, EMA or other comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. Difficulties we experience relating to enrollment in our planned clinical trials, or complications in such clinical trials, could delay regulatory approval for our product candidates.

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

We may also experience issues in conducting clinical trials that would delay or prevent us from satisfying the applicable requirements of the FDA and other regulatory authorities, including:

•	inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical trials;

•	delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for advanced clinical trials;

•	delays in reaching agreement with the FDA or other regulatory authorities as to the design or implementation of our clinical trials;

•	obtaining regulatory authorization to commence a clinical trial;

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

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses, or may interpret or weigh the importance of data differently, which could impact the value of the particular program or the approvability or commercialization of the particular product candidate and could have a material adverse effect on the success of our business. In addition, the information we choose to disclose publicly regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the interim, top-line, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our product candidates may be harmed, which could harm our business, results of operations, prospects or financial condition. Further, disclosure of interim, top-line, or preliminary data by us or by our competitors could result in volatility in the price of our Common Stock.

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

We intend to develop OKI-345 and OKI-355 and may develop other product candidates, in combination with one or more currently approved cancer therapies or therapies in development. Patients may not be able to tolerate our product candidates in combination with other therapies, or dosing of our product candidates in combination with other therapies may have unexpected consequences. Even if any of our product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to risks that the FDA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidates, or safety, efficacy, manufacturing, or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates may be approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates or our products being removed from the market or being less successful commercially. If the FDA or other comparable foreign regulatory authorities do not approve or revoke their approval of these other therapies, or if safety, efficacy, commercial adoption, manufacturing, or supply issues arise with the therapies we choose to evaluate in combination with our product candidates, we may be unable to obtain approval of or successfully market any or all of the product candidates we develop.

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

There are multiple PI3Kα-pathway targeted agents either approved or under clinical development that will potentially compete with our PI3Kα-targeted portfolio. Alpelisib (Piqray, a PI3Kα-selective inhibitor marketed by Novartis) and capivasertib (Truqap, an AKT1 inhibitor marketed by AstraZeneca) are marketed medicines, both of which are approved for the treatment of PI3Kα-mutated breast cancer patients in combination with the selective estrogen receptor degrader (“SERD”) fulvestrant. Additionally, the PI3Kα-selective inhibitor inavolisib (ItovebiTM) has been approved in combination with the SERD fulvestrant and the CDK4/6 inhibitor palbociclib (IbranceTM) in endocrine resistant HR+/HER2- locally advanced or metastatic breast cancer.

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

Even if OKI-219, OKI-345, OKI-355 or any other product candidate receives marketing approval, they may fail to achieve market acceptance among physicians, patients, third-party payors, and others in the medical community.

If OKI-219, OKI-345, OKI-355 or any other product candidate that we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. The degree of market acceptance of OKI-219, OKI-345, OKI-355 or any other product candidate that we develop, if approved for commercial sale, will depend on a number of factors, including:

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

If any of our product candidates is approved, we must build marketing, sales, distribution, managerial, and other non-technical capabilities or make arrangements with third parties to perform these services for each of the territories in which we intend to sell and market our product candidates. We may not be successful in accomplishing these required tasks.

Establishing and building out an internal sales and marketing team with technical expertise and supporting distribution capabilities to commercialize our product candidates will be expensive and time-consuming and will require significant attention of our executive officers to manage. Any failure or delay in the development of our internal sales, marketing, and distribution capabilities could adversely impact the commercialization of any of our product candidates that we obtain approval to market, if we do not have arrangements in place with third parties to provide such services on our behalf. Alternatively, if we choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems, we will be required to negotiate and enter into arrangements with such third parties relating to the proposed collaboration. If we are unable to enter into such arrangements when needed, on acceptable terms, or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval, or any such commercialization may experience delays or limitations. If we are unable to successfully commercialize any approved product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer, and we may incur significant additional losses.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products, if approved.

Our business exposes us to significant product liability risks inherent in the development, testing, manufacturing, and marketing of therapeutic treatments. Product liability claims could delay or prevent completion of our development programs. If our product candidates are approved for marketing, such claims could still result in an FDA, EMA, or other regulatory authority investigation of the safety and effectiveness of such products, our manufacturing processes and facilities or our marketing programs. These investigations could potentially lead to a recall of our products or more serious enforcement actions, limitations on the approved indications for which they may be used or suspension, or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in injury to our reputation, withdrawal of clinical trial participants, costs to defend the related litigation, a diversion of management’s time and our resources, initiation of investigations by regulators, substantial monetary awards to patients or other claimants, the inability to commercialize our product candidates, and decreased demand for our product candidates, if approved for commercial sale. We currently have product liability insurance that we believe is appropriate for our stage of development and may need to obtain higher levels prior to marketing any of our product candidates, if approved. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business and cause the price of our Common Stock to decline. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to maintain or obtain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses, including those caused by product liability claims.

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

Our business could be negatively affected by tariffs, trade restrictions, and other governmental protectionist measures, any of which can be imposed suddenly and unpredictably. For example, following Russia’s invasion of Ukraine, the United States and other countries imposed economic sanctions and severe export control restrictions against Russia, Belarus and the occupied regions of Ukraine. The situation continues to evolve, and the United States, the EU, the United Kingdom, and other countries have implemented and may continue to implement additional sanctions, export controls, or other measures against Russia and other countries, regions, officials, individuals, companies, or industries in the respective territories, as well as entities or individuals in other countries that are providing support to the sanctioned parties. Such sanctions and measures, as well as existing and potential further responses from Russia or other countries, could adversely affect the global economy and financial markets, as well as our business, financial condition, and results of operations, which may also magnify the impact of other risks described in this “Risk Factors” section.

There is also currently significant uncertainty about the future relationship between the United States and various other countries, including China, with respect to trade policies, treaties, trade regulations, and tariffs. In February 2025, the current U.S. presidential administration stated its intent to modify U.S. trade policy and, in some cases, to renegotiate, or potentially terminate, certain existing bilateral or multilateral trade agreements. Beginning that month, the administration imposed “fentanyl-related” tariffs of 10-35% on imported products of China, Canada, and Mexico, with an exception for goods that qualify for duty-free treatment under the U.S.-Mexico-Canada Agreement. Beginning in April 2025, the administration also imposed “reciprocal” tariffs of 10% or more on imports from almost all U.S. trading partners other than Canada and Mexico, including China and the European Union. Both of the foregoing tariffs were implemented under authorities asserted under the International Emergency Economic Powers Act (“IEEPA”) and rescinded on February 24, 2026, following a Supreme Court decision invalidating the use of IEEPA to authorize these tariffs. Though the U.S. government has begun rolling out a system to automate the process of refunding payments made in connection with the IEEPA tariffs, the availability, timing, and amount of any related refunds associated with payments of these tariffs remain uncertain and subject to further legal, regulatory, and administrative action. Beginning February 24, 2026, the U.S. government implemented a new, global “temporary import surcharge” of 10% on many of the same products affected by the prior reciprocal tariffs, under authorities provided for in Section 122 of the Trade Act of 1974. These tariffs supplement existing non-IEEPA tariff measures, including those already imposed under authorities provided in Section 232 of the Trade Expansion Act of 1962 and Section 301 of the Trade Act of 1974. For example, the U.S. government announced in April 2026 that it would impose a new Section 232 tariff of up to 100% on certain patented or branded pharmaceuticals and pharmaceutical products beginning in July 2026. The U.S. Commerce Department is currently conducting targeted investigations related to national security risks associated with imports of certain items under Section 232 which could result in additional tariffs on imports of those items. In addition, the U.S. Trade Representative is conducting investigations related to the trade policies and actions of certain U.S. trading partners, including China, the EU, Singapore, Switzerland, Norway, Indonesia, Malaysia, Cambodia, Thailand, South Korea, Vietnam, Taiwan, Bangladesh, Mexico, Japan, and India, which could result in additional tariffs on imports from those countries. The administration continues to implement new, reinstated, or adjusted tariffs, and we expect that the administration will continue with this practice. These tariffs (and the uncertainty around their implementation) could affect inputs to our products, as well as equipment, materials, or components that we import into the United States from our suppliers, which could significantly impact the cost of these items. Retaliatory tariffs and trade barriers could also negatively affect our ability to export and sell our potential products into those countries. If these tariffs are implemented, reinstated or adjusted, if additional tariffs are placed, or if any related countermeasures are taken by China, the European Union, or other countries, our business, financial condition, and results of operations may be materially harmed.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain sufficient intellectual property protection for our technology and product candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors or other third parties could develop and commercialize products similar or identical to ours, and our ability to successfully develop and, if approved, commercialize our product candidates may be adversely affected.

We rely upon a combination of patents, trademarks, trade secret protection and confidentiality agreements to protect the intellectual property related to our development programs and product candidates. Our success depends in part on our ability to obtain and maintain patent protection in the United States and other countries with respect to OKI-219, OKI-345, OKI-355 and any future product candidates. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our development programs, product candidates and novel discoveries that are important to our business. The patent prosecution process is expensive and time-consuming, and we may not be able to file, prosecute, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner.

The patents and patent applications that we own may fail to result in issued patents with claims that protect OKI-219, OKI-345, OKI-355 or any future product candidate in the United States or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can prevent a patent from issuing from a pending patent application, or be used to invalidate a patent. Even if patents do successfully issue and even if such patents cover OKI-219, OKI-345, OKI-355 or any future product candidate, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop. Further, the scope and coverage of such patents may be so narrow that a third party could successfully design around our patents without materially impacting the therapeutic effectiveness of the resulting drug product. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

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

•	patent applications may not result in any patents being issued or in patents with meaningful scope, coverage or exclusivity;

•	patents may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable or otherwise may not provide any competitive advantage;

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

If the patent applications we hold or may in-license in the future with respect to our development programs and product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for OKI-219, OKI-345, OKI-355 or any future product candidate, it could dissuade other companies from collaborating with us to develop product candidates, and threaten our ability to commercialize OKI-219, OKI-345, OKI-355 or future product candidates. Any such outcome could have a materially adverse effect on our business.

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

Depending upon the timing, duration and specifics of FDA marketing approval of OKI-219, OKI-345, OKI-355 and future product candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years beyond the normal expiration of the patent as compensation for patent term lost during drug development and the FDA regulatory review process, which is limited to the approved indication (or any additional indications approved during the period of extension). This extension is based on the first approved use of a product and is limited to only one patent that covers the approved product, the approved use of the product or a method of manufacturing the product. Such patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. However, the applicable authorities, including the FDA and the USPTO in the United States and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. We may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to extend the expiration date of our existing patents or obtain new patents with longer expiry dates, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to obtain approval of competing products following our patent expiration and launch their product earlier than might otherwise be the case.

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

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and patent applications will be due to the USPTO and other foreign patent agencies in several stages over the lifetime of our patents and patent applications. The USPTO and various foreign national or international patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of patent rights include, but are not limited to, failure to timely file national and regional stage patent applications based on our international patent application, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or any of our licensors fails to maintain the patents and patent applications covering OKI-219, OKI-345, OKI-355 or any future product candidate, our competitors may be able to enter the market, which would have an adverse effect on our business.

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

We may become involved in third-party claims of intellectual property infringement, which may delay or prevent the development and commercialization of OKI-219, OKI-345, OKI-355 and any future product candidate.

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

During the course of any intellectual property litigation, there could be public announcements of the initiation of the litigation as well as results of hearings, rulings on motions, and other interim proceedings in the litigation. If securities analysts or investors regard these announcements as negative, the perceived value of our existing products, programs or intellectual property could be diminished. Accordingly, the price of our Common Stock may decline. Such announcements could also harm our reputation or the market for our future products, which could have a material adverse effect on our business.

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

Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have an adverse effect on the price of our Common Stock. Moreover, we cannot assure you that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. Even if we ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings.

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

Patents are of national or regional effect, and filing, prosecuting and defending patents covering OKI-219, OKI-345, OKI-355 and any future product candidate throughout the world would be prohibitively expensive. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States, even in jurisdictions in which we do pursue patent protection. Consequently, we may not be able to prevent third parties from practicing our or any future licensors’ inventions in all countries outside the United States, even in jurisdictions where we or any future licensors do pursue patent protection, or from selling or importing products made using our or any future licensors’ inventions in and into the United States or other jurisdictions. Competitors may use our or any future licensors’ technologies in jurisdictions where we have not obtained patent protection to develop our own products and, further, may export otherwise infringing products to territories where we may have or obtain patent protection, but where patent enforcement is not as strong as in the United States. These unauthorized competitors’ products may compete with our products in such jurisdictions and take away our market share where we do not have any issued or licensed patents, and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

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

Because we expect to rely on third parties to manufacture OKI-219, OKI-345, OKI-355 and any future product candidates, and we expect to collaborate with third parties on the continuing development of OKI-219, OKI-345, OKI-355 and any future product candidates, we must, at times, share trade secrets with them. We also expect to conduct R&D programs that may require us to share trade secrets under the terms of our partnerships or agreements with CROs. We seek to protect our proprietary technology in part by entering into agreements containing confidentiality and use restrictions and obligations, including material transfer agreements, consulting agreements, manufacturing and supply agreements, confidentiality agreements or other similar agreements with our advisors, employees, contractors, contract manufacturing organizations (or “CMOs”), CROs, other service providers and consultants prior to disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are intentionally or inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business and results of operations.

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

The market price of our Class A Common Stock has been and could continue to be subject to significant fluctuations. Some of the factors that may cause the market price of our Class A Common Stock to fluctuate include:

•	price and volume fluctuations in the overall stock market from time to time;

•	the timing and results of clinical trials for our current product candidates and any future product candidates that we may develop;

•	commencement or termination of collaborations for our product candidates and research programs;

•	failure to achieve development, regulatory or commercialization milestones under our collaborations;

•	failure or discontinuation of any of our product candidates and research programs;

•	results of preclinical studies, clinical trials or regulatory approvals of product candidates of our competitors, or announcements about new research programs or product candidates of our competitors;

•	the level of expenses related to any of our product candidates or research programs;

•	the results of our efforts to develop additional product candidates;

•	regulatory actions with respect to our or our competitors’ product candidates or products;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	announced or completed acquisitions of businesses, products or intellectual property by us or our competitors;

•	actual or anticipated changes in the financial projections or development timelines we may provide to the public or our failure to meet those projections or timelines;

•	market conditions in the biotechnology and pharmaceutical sectors;

•	changes in the structure of healthcare payment systems;

•	sales of our Class A Common Stock by us or our stockholders, or expectations that such sales may occur, and the expiration of lock-up agreements;

•	the recruitment or departure of key personnel;

•	the public’s reaction to our press releases, other public announcements and our filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	fluctuations in the trading volume of our Class A Common Stock or the size of our public float;

•	actual or anticipated changes or fluctuations in our results of operations;

•	actual or anticipated developments in our business, our competitors’ businesses or changes in the market valuations of similar companies and the competitive landscape generally;

•	changes in the market valuations of similar companies;

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

We incur additional costs and increased demands upon management as a result of complying with the laws and regulations affecting public companies.

We incur significant legal, accounting and other expenses as a public company, including costs associated with public company reporting obligations under the Exchange Act. Our management team, including executive officers and other personnel, need to devote substantial time to ensuring that we comply with applicable public company reporting requirements and applicable laws and regulations. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our Board or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This requires that we incur substantial professional fees and internal costs in connection with our accounting and finance functions and that we expend significant management efforts. We may experience difficulty in meeting these reporting requirements in a timely manner.

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

•

investors who (i) were affiliates of OnKure at the time the Merger were submitted for the vote or consent of OnKure stockholders, (ii) received securities in the Merger and (iii) publicly offer or sell such securities will be deemed to be engaged in a distribution of such securities, and therefore would be underwriters with respect to resales of those securities, and accordingly such securities may not be included in the Form S-1 resale shelf registration statement that was filed after the closing of the Merger unless such securities are sold only in a fixed price offering in which such investors are named as underwriters in the prospectus; and

•

Rule 144(i)(2) limited the ability of holders of restricted securities and any affiliates of the public company to publicly resell Rule 145(c) securities per Rule 145(d), as well as any other of our “restricted” or “control” securities per Rule 144, until one year after the Super 8-K was filed with the SEC. Non-affiliate Reneo stockholders prior the Merger were not subject to such restrictions on public resales of their shares.

The foregoing SEC requirements will increase our time and cost of raising capital, offering stock under equity plans, and complying with securities laws. Furthermore, such requirements will add burdensome restrictions on the resale of our Class A Common Stock by our affiliates and any holders of our “restricted” or “control” securities.

We have issued a substantial number of pre-funded warrants which are exercisable into shares of our Class A Common Stock which could result in substantial dilution to the ownership interests of our existing stockholders.

Pursuant to the 2026 PIPE Purchase Agreement, we issued the 2026 PIPE Pre-Funded Warrants. As of April 1, 2026, approximately 9,430,957 shares of our Class A Common Stock were reserved for issuance upon exercise of the 2026 PIPE Pre-Funded Warrants. The exercise of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders.

Future sales of shares by existing stockholders could cause our Class A Common Stock price to decline.

Sales of a substantial number of our Class A Common Stock in the public market could occur at any time. If existing securityholders sell, or indicate an intention to sell, substantial amounts of our Class A Common Stock in the public market, the trading price of our Class A Common Stock could decline. All outstanding shares of our Class A Common Stock, other than shares held by our affiliates, are freely tradable, without restriction, in the public market.

For example, we registered all of the 36,144,595 shares of our Class A Common Stock issued (or issuable upon the exercise of the 2026 PIPE Pre-Funded Warrants) by us in the 2026 Private Placement on a Form S-3, which was declared effective by the SEC in May 2026. In addition, shares of our Class A Common Stock that are subject to outstanding options or warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these shares are sold, the trading price of our Class A Common Stock could decline.

Our executive officers, directors and principal stockholders have the ability to control or significantly influence all matters submitted to our stockholders for approval.

As of April 1, 2026, our executive officers, directors and principal stockholders, in the aggregate, beneficially own approximately 60.4% of the outstanding shares of our Class A Common Stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

Item 6. Exhibits

EXHIBIT INDEX

Incorporated by Reference

Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith

2.1		Agreement and Plan of Merger, dated May 10, 2024, by and among Reneo Pharmaceuticals, Inc., Radiate Merger Sub I, Inc., Radiate Merger Sub II, LLC and OnKure, Inc.	8-K	5/13/2024	2.1

3.1		Amended and Restated Certificate of Incorporation, as amended.	8-K	10/8/2024	3.2

3.2		Amended and Restated Bylaws.	8-K	10/8/2024	3.3

4.1		Form of Pre-Funded Warrant.	8-K	3/30/2026	4.1

10.1		Form of Securities Purchase Agreement.	8-K	3/30/2026	10.1

10.2		Form of Registration Rights Agreement.	8-K	3/30/2026	10.2

31.1		Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2		Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101. INS		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

Exhibit Number	Description	Form	Filing Date	Number	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

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

Date: May 5, 2026

ONKURE THERAPEUTICS, INC.

By:	/s/ Nicholas A. Saccomano, Ph.D.
Name:	Nicholas A. Saccomano, Ph.D.
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jason Leverone
Name:	Jason Leverone
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)