Form 10-Q
period 2026-06-30
OnKure Therapeutics, Inc.
filed 2026-08-04
CIK 1637715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 3, 2026, the registrant had 40,496,309 shares of Class A common stock, $0.0001 par value per share outstanding.

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

•
the sufficiency of our cash, cash equivalents and marketable securities to fund our operations;

•
the initiation, timing, progress and results of our preclinical and clinical activities for OKI-345, OKI-355 and any other product candidates we are developing or may in the future develop, including the timing of initiation and completion of studies or trials and related preparatory work, the anticipated timing for our disclosure of the results of such studies or trials and the announcement of product candidates;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ONKURE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$166,502	$59,050
Marketable securities, available for sale	9,884	—
Prepaid expenses and other current assets	1,291	1,789
Total current assets	177,677	60,839
Property and equipment, net	435	618
Operating lease right-of-use asset	840	387
Other assets	401	273
Total assets	$179,353	$62,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,999	$1,433
Accrued expenses and other current liabilities	4,308	3,939
Operating lease liabilities, current portion	336	549
Total current liabilities	6,643	5,921
Long-term operating lease liabilities	590	—
Other long-term liabilities	12	12
Total liabilities	7,245	5,933
Commitments and contingencies
Stockholders’ equity:
Common stock, Class A, $0.0001 par value; 200,000,000 shares authorized; 40,496,309 and 13,673,565 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	4	1
Common stock, Class B, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	416,861	270,424
Accumulated other comprehensive loss	(13)	—
Accumulated deficit	(244,744)	(214,241)
Total stockholders’ equity	172,108	56,184
Total liabilities and stockholders’ equity	$179,353	$62,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONKURE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$12,611	$12,613	$24,318	$25,625
General and administrative	4,288	3,711	8,196	7,699
Total operating expenses	16,899	16,324	32,514	33,324
Loss from operations	(16,899)	(16,324)	(32,514)	(33,324)
Other income:
Interest income	1,553	934	2,011	2,009
Total other income	1,553	934	2,011	2,009
Net loss	$(15,346)	$(15,390)	$(30,503)	$(31,315)

Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	(13)	—	(13)	—
Total Comprehensive loss	$(15,359)	$(15,390)	$(30,516)	$(31,315)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.31)	$(1.14)	$(0.96)	$(2.33)
Weighted average shares outstanding:
Basic and diluted	49,869,177	13,509,080	31,871,862	13,466,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONKURE THERAPEUTICS, INC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share information)

(Unaudited)

					Additional	Accumulated		Total
	Class A Common Stock		Class B Common Stock		Paid-In	Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity

Balance, December 31, 2024	12,660,590	$1	686,527	$—	$258,551	$—	$(154,724)	$103,828
Vesting of restricted stock units, net	94,758	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2,745	—	—	2,745
Net loss	—	—	—	—	—	—	(15,925)	(15,925)
Balance, March 31, 2025	12,755,348	1	686,527	—	261,296	—	(170,649)	90,648
Vesting of restricted stock units	88,086	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2,908	—	—	2,908
Net loss	—	—	—	—	—	—	(15,390)	(15,390)
Balance, June 30, 2025	12,843,434	1	686,527	—	264,204	—	(186,039)	78,166
Vesting of restricted stock units	18,238	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2,961	—	—	2,961
Net loss	—	—	—	—	—	—	(14,699)	(14,699)
Balance, September 30, 2025	12,861,672	1	686,527	—	267,165	—	(200,738)	66,428
Conversion of Class B Common Stock to Class A Common Stock	686,527	—	(686,527)	—	—	—	—	—
Issuance of Class A Common Stock under the Employee Stock Purchase Plan	107,930	—	—	—	240	—	—	240
Vesting of restricted stock units	17,436	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	3,019	—	—	3,019
Net loss	—	—	—	—	—	—	(13,503)	(13,503)
Balance, December 31, 2025	13,673,565	1	—	—	270,424	—	(214,241)	56,184
Issuance of Class A Common Stock and pre-funded warrants in connection with 2026 Private Placement, less issuance costs	26,713,638	3	—	—	140,543	—	—	140,546
Vesting of restricted stock units	8,277	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2,780	—	—	2,780
Net loss	—	—	—	—	—	—	(15,157)	(15,157)
Balance, March 31, 2026	40,395,480	4	—	—	413,747	—	(229,398)	184,353
Issuance costs in connection with 2026 Private Placement	—	—	—	—	(138)	—	—	(138)
Issuance of Class A Common Stock under the Employee Stock Purchase Plan	92,675	—	—	—	203	—	—	203
Vesting of restricted stock units	8,154	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	3,049	—	—	3,049
Other comprehensive loss	—	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	—	—	(15,346)	(15,346)
Balance, June 30, 2026	40,496,309	$4	—	$—	$416,861	$(13)	$(244,744)	$172,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONKURE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
	(in thousands)
Cash flows from operating activities:
Net loss	$(30,503)	$(31,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	5,829	5,653
Depreciation and amortization	191	235
Amortization of right-of-use asset - operating	200	189
Accretion of discount on marketable securities, net	(30)	—
Change in operating assets and liabilities:
Prepaid and other assets	370	1,057
Accounts payable, accrued and other liabilities	927	(2,876)
Lease liabilities	(276)	(262)
Other long-term liabilities	—	40
Net cash used in operating activities	(23,292)	(27,279)
Cash flows from investing activities:
Purchases of marketable securities	(9,867)	—
Purchases of property and equipment	(8)	(31)
Net cash used in investing activities	(9,875)	(31)
Cash flows from financing activities:
Proceeds from the issuance of Class A Common Stock and pre-funded warrants in connection with 2026 Private Placement	149,999	—
Payment of issuance costs associated with the 2026 Private Placement	(9,583)	—
Proceeds from sale of stock under the employee stock purchase plan	203	—
Payment of issuance costs associated with the Concurrent Financing	—	(37)
Payment of reverse recapitalization transaction costs	—	(40)
Net cash provided by (used in) financing activities	140,619	(77)
Net increase (decrease) in cash and cash equivalents	107,452	(27,387)
Cash and cash equivalents, beginning of period	59,050	110,761
Cash and cash equivalents, end of period	$166,502	$83,374
Supplemental disclosure of noncash financing activities:
Leased assets obtained in exchange for operating lease liabilities, upon extension	$653	$—
2026 Private Placement issuance costs included in accounts payable	$8	$—

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

Liquidity

The Company had recurring losses from operations, an accumulated deficit of $244.7 million, and cash, cash equivalents and marketable securities of $176.4 million as of June 30, 2026. The Company’s ability to fund its ongoing operations is highly dependent upon raising additional capital through the issuance of equity securities, issuing debt or other financing vehicles.

On November 6, 2025, the Company filed a shelf registration statement with the U.S. Securities and Exchange Commission (“SEC”) on Form S-3, which became effective with the SEC on November 25, 2025, and that allows it to undertake various equity and debt offerings (the “Registration Statement”). Additionally, the Company filed a prospectus supplement to the Registration Statement and entered into a sales agreement (the “ATM Sales Agreement”) with Leerink Partners LLC (“Leerink Partners”) under which the Company may offer and sell shares (the “ATM Placement Shares”) of the Company’s Class A common stock, $0.0001 par value per share (the “Common Stock”), from time to time having aggregate sales proceeds of up to $16.0 million, through an “at the market offering” program (the “ATM”) under which Leerink Partners acts as sales agent. The Company has not yet offered or sold any shares of Common Stock under the ATM. See Note 9 for further discussion.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of December 31, 2025, the Company had determined that substantial doubt about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of the issuance of those financial statements did exist. However, following completion of the 2026 Private Placement (see Note 9), management believes the Company’s cash, cash equivalents and marketable securities will be sufficient to fund its current operating plan for at least the next 12 months from the date of issuance of these condensed consolidated financial statements and as such substantial doubt has been alleviated.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with GAAP for interim financial information and with the rules and regulations of the SEC. Accordingly, since they are interim statements, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. The Company’s condensed consolidated financial statements reflect the operation of the Company and its former wholly owned subsidiaries OnKure, Inc. and Merger Sub II. As of December 31, 2025, all subsidiaries had been merged into the Company. All intercompany balances and transactions among the consolidated entities have been eliminated in consolidation.

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

Marketable Securities, Available-for-Sale

All marketable securities have been classified as “available-for-sale” and are carried at fair value, based upon quoted market prices. The Company considers its available-for-sale portfolio as available for use in current operations. Accordingly, the Company classifies its investments as short-term marketable securities, even though the stated maturity date may be one year or more beyond the current balance sheet date. Unrealized gains and losses, net of any related tax effects, are excluded from earnings and are included in other comprehensive income (loss) and reported as a separate component of stockholders’ equity until realized. Interest income, realized gains and losses, and credit-related losses, if any, on available-for-sale securities are included in other income. The cost of securities sold is based on the specific-identification method. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. In accordance with the Company’s investment policy, management invests in money market funds and U. S. government securities. The Company has not experienced any allowances for credit losses on its deposits of cash, cash equivalents, and marketable securities since inception.

Segment Information

The Company operates in one operating segment: clinical research. All equipment and other property and equipment are physically located within the United States.

Use of Estimates

The preparation of the Company’s consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Although these estimates are based on the Company’s knowledge of current events and actions it may take in the future, actual results may ultimately differ from these estimates. The most significant estimates relate to the accrual of external research and development expenses, and the fair value of stock options.

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss includes net loss as well as other changes in stockholders’ equity which includes certain changes in equity that are excluded from net loss. The Company’s only element of other comprehensive income is unrealized losses on marketable securities.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, cash equivalents, marketable securities, receivables, prepaid and other current assets, accounts payable, and accrued expenses approximate their fair values because of the short term nature of these instruments.

Cash and Cash Equivalents

All highly liquid investments with maturities of 90 days or less, at the time of purchase, are classified as cash equivalents. Cash equivalents are reported at cost, which approximates fair value. The Company’s cash and cash equivalents consist of money held in demand depository accounts, money market funds and U. S. government securities with maturities of 90 days or less. The carrying amount of cash and cash equivalents was $166.5 million and $59.1 million as of June 30, 2026 and December 31, 2025, respectively, which approximates fair value and was determined based upon Level 1 inputs. The money market account is valued using quoted market prices with no valuation adjustments applied and is categorized as Level 1.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company maintains accounts in federally insured financial institutions. At times, amounts held in federally insured accounts are above the federally insured limit of $250 thousand. Management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which these deposits are held and of the money market funds in which these investments are made.

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the statement of operations. Deferred offering costs as of June 30, 2026 and December 31, 2025 were $0.4 million and $0.2 million. Such costs are classified in other non-current assets in the accompanying balance sheets

Leasing – Lessee Accounting

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

	Clinical Research Segment
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in thousands)
Operating expenses:
Direct program expense	$7,487	$7,491	$14,204	$15,363
Indirect program expense	722	432	1,196	958
Workforce salaries and benefits	4,234	4,343	8,694	8,750
Share-based compensation expense	3,049	2,908	5,829	5,653
General corporate expenses	1,407	1,150	2,591	2,600
Segment net loss	16,899	16,324	32,514	33,324
Reconciliation of loss:
Interest income	(1,553)	(934)	(2,011)	(2,009)
Adjustments and reconciling items	(1,553)	(934)	(2,011)	(2,009)
Net loss	$15,346	$15,390	$30,503	$31,315

4. Leases

The Company’s headquarters are located in Boulder, Colorado, where it leases office and lab facilities under operating leases that were amended in June 2026 to extend the lease for an additional three year period and which expire in December 2029, resulting in an additional $653 thousand ROU asset and lease liabilities recognized in June 2026. In the Merger with Reneo, the Company assumed the lease in Irvine, California, where it leases office space under a lease agreement that expires in November 2026 (the “Irvine lease”). In January 2025, the Company entered into a sublease on the Irvine lease for all of the leased square footage, which expires in November 2026. Payments under the sublease for the three and six months ended June 30, 2026 were $61 and $122 thousand, respectively, and were netted against operating lease costs in the Statement of Operations. Payments under the sublease for the three and six months ended June 30, 2025 were $59 thousand and $113 thousand, respectively, and were netted against operating lease costs in the Statement of Operations

ROU assets and lease liabilities for operating leases as included in the Company’s financial statements are as follows (in thousands):

	June 30, 2026	December 31, 2025
Operating lease right-of-use assets	$840	$387
Current operating lease liabilities	336	549
Noncurrent operating lease liabilities	590	—
Total lease liabilities	$926	$549

Lease expense for operating leases, net of sublease receipts, as included in the Company’s financial statements are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$49	$45	$92	$96
Variable lease expense	42	29	85	74

Lease term, discount rates, and additional information for operating leases are as follows (in thousands):

	As of June 30,
	2026	2025
Weighted-average remaining lease term - operating leases (years)	3.08	1.57
Weighted-average discount rate - operating leases	8.8%	4.5%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$291	$282

The aggregate maturities of the Company’s operating lease liabilities were as follows as of June 30, 2026 (in thousands):

Remaining in 2026	$269
2027	255
2028	262
2029	270
Total future minimum lease payments	1,056
Less: imputed interest	(130)
Less: current portion	(336)
Operating lease liability, net of current portion	$590

5. Net Loss Per Share

The Company computes basic loss per share by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, including the weighted average effect of the 2026 PIPE Pre-Funded Warrants, without consideration for common stock equivalents. Diluted net loss per share assumes the conversion, exercise, or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. Shares of Common Stock to be issued upon exercise of all outstanding stock options and restricted stock units were excluded from the diluted net loss per share calculation for the six months ended June 30, 2026 and 2025 because such shares are anti-dilutive.

Anti-dilutive securities outstanding during the period not included in the diluted net loss per share calculation include the following:

	June 30,
	2026	2025
Outstanding common stock options	4,084,043	3,054,036
Unvested restricted stock units	24,488	59,983
	4,108,531	3,114,019

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

The Company categorizes its money market funds as Level 1 and U.S. treasury securities as Level 2. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. The fair value of the Company’s investments in certain U.S. treasury securities are classified as Level 2 and are included in marketable securities on the consolidated balance sheets.

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2026:

	June 30, 2026
			Gross	Gross
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value

Cash equivalents:
Money market funds	Level 1	$164,218	$—	$—	$164,218
U.S. treasury securities	Level 2	996	—	—	996
Marketable securities, available-for-sale:
U.S. treasury securities	Level 2	9,897	—	(13)	9,884
Total		$175,111	$—	$(13)	$175,098

There were no marketable securities as of December 31, 2025.

The contractual maturity of the marketable securities as of June 30, 2026 was:

	Amortized	Fair
	Cost	Value
Due in one year or less	$9,897	$9,884
Total	$9,897	$9,884

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. Investments in U.S. government treasury securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of U.S. government treasury securities were derived based on input of market prices from multiple sources at each reporting period. There were no transfers of financial assets between Level 1, Level 2, or Level 3, during the periods presented.

The Company periodically reviews its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on marketable securities at June 30, 2026 were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities.

No assets or liabilities were transferred into or out of their classifications during the three months ended June 30, 2026 and 2025.

7. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Lab equipment	$668	$669
Leasehold improvements	1,090	1,090
Computer hardware and software	172	168
Furniture and fixtures	152	152
Property and equipment, gross	2,082	2,079
Less: accumulated depreciation and amortization	(1,647)	(1,461)
Property and equipment, net	$435	$618

Depreciation and amortization expense for the three and six months ended June 30, 2026 was $87 and $191, respectively. Depreciation and amortization expense for the three months and six months ended June 30, 2025 was $117 and $235, respectively.

8. Accounts Payable and Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued compensation and ESPP contributions	$1,885	$2,693
Accrued outsourced non-clinical studies	896	651
Accrued contract manufacturing costs	983	223
Accrued clinical trial costs	181	49
Accrued other	363	323
Total accrued expenses and other current liabilities	$4,308	$3,939

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

The 2026 Private Placement closed on March 31, 2026. The aggregate gross proceeds from the 2026 Private Placement were approximately $150.0 million, before deducting placement agent fees and offering expenses of approximately $9.6 million.

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

As of June 30, 2026, no shares of Common Stock had been sold under the ATM Sales Agreement and the Company will not be issuing or selling any Common Stock for the 180 day-period after March 31, 2026, due to the lock-up restrictions contained in the 2026 PIPE Purchase Agreement, subject to certain exceptions.

10. Share-Based Compensation

The Company amended and restated its 2024 Equity Incentive Plan (the “A&R 2024 Plan”), effective as of June 3, 2026 upon approval by the stockholders of the Company.

The amendments to the Company’s 2024 Equity Incentive Plan included (1) a one-time increase to the number of shares of common stock reserved for issuance under the A&R 2024 Plan of 3,231,638 shares, (2) an amendment to the annual “evergreen” provision to remove the annual limit of 2,407,100 shares, while maintaining the annual increase at 5% of the Company’s outstanding shares, and (3) a limit on the number of shares that can be issued as incentive stock options under the A&R 2024 Plan.

Stock Options

A summary of the Company’s stock option activity and related information is as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding - December 31, 2025	2,714,651	$15.54	8.52	$22
Granted	1,485,625	4.07
Exercised	—	—
Expired	(39,785)	14.88
Forfeited	(76,448)	9.07
Options outstanding - June 30, 2026	4,084,043	$11.49	8.66	$836
Options exercisable - June 30, 2026	1,468,017	$16.96	7.87	$133

All outstanding options as of June 30, 2026 are expected to vest, subject to forfeitures.

The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s Common Stock as of June 30, 2026.

Restricted Stock Units (RSUs)

RSUs vest based on a service requirement and a liquidity event, which was satisfied upon completion of the Merger, plus service requirement. The following table summarizes RSU activities during the six months ended June 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2025	41,376	$22.89
Granted	—	—
Vested and released	(16,431)	22.89
Forfeited	(457)	22.89
RSUs outstanding - June 30, 2026	24,488	$22.89
Unvested balance as of June 30, 2026	24,488	$22.89

2024 Employee Stock Purchase Plan

In October 2024, the Board adopted the 2024 Employee Stock Purchase Plan (the “2024 ESPP”), which became effective immediately upon completion of the Merger. The Company recorded approximately $49 and $88 thousand of share-based compensation expense during the three and six months ended June 30, 2026, respectively, related to the 2024 ESPP. The Company recorded approximately $55 thousand of share-based compensation expense during the three and six months ended June 30, 2025, related to the 2024 ESPP, which is reflected in the Share-Based Compensation Expense table below.

Share-Based Compensation Expense

The following table shows the allocation of share-based compensation expense related to the Company’s employee and non-employee share-based awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$1,427	$1,410	$2,711	$2,727
General and administrative	1,622	1,498	3,118	2,926
Total	$3,049	$2,908	$5,829	$5,653

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

Indemnification

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs because of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its financial statements as of June 30, 2026 and December 31, 2025.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery and development of precision medicines that target biologically validated drivers of vascular anomalies and cancers that are underserved by available therapies. Using a structure- and computational chemistry-driven drug design platform, we are committed to improving clinical outcomes for patients by building a pipeline of small molecule drugs designed to selectively target specific mutations thought to be key drivers of cancer and vascular anomalies. By improving selectivity for the mutated form of these disease-driving proteins, we aim to discover and develop drugs with improved safety and efficacy by sparing toxicity that arises from non-selective inhibition of the non-mutated (or wild-type) version of the protein. We work under the belief that inhibiting target proteins with specific mutations instead of wild-type variants should enable precise patient selection that will, in turn, improve the probability of clinical success. We designed our current product candidates utilizing disciplined medicinal chemistry, x-ray crystallography, and computational chemistry to inhibit specified mutated versions of PI3Kα, a key mediator in cancer growth signaling.

Next-Generation PI3Kα Pan-Mutant Programs

Our portfolio includes two next-generation PI3Kα pan-mutant programs, OKI-345 in breast cancer and OKI-355 in vascular anomalies. These candidates are designed to selectively inhibit mutant PI3Kα while sparing wildtype PI3Kα, potentially enabling a wider therapeutic index and avoidance of class-limiting toxicities. High and sustained target coverage across all hotspot PI3Kα mutations can support the potential for deep and durable responses in breast cancer, both as monotherapy and in combination regimens where applicable. The PI3Kα pan-mutant candidates are designed to have minimal drug-drug interaction potential, supporting broad combinability with current standards of care where applicable. We plan to submit an Investigational New Drug (“IND”) application to the U.S. Food and Drug Administration for each of OKI-345 and OKI-355 in the first half of 2027.

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

Since our inception, we have incurred significant operating losses. Our net losses were $30.5 million and $59.5 million for the six months ended June 30, 2026 and the year ended December 31, 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $244.7 million and cash, cash equivalents and marketable securities of $176.4 million.

We have funded our operations primarily through private placements of our common stock and preferred stock and the issuance of convertible debt. As of June 30, 2026, we believe our cash resources are sufficient to fund our planned operations for at least the next 12 months from the date of issuance of our unaudited condensed consolidated financial statements for the quarter ended June 30, 2026.

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

Other Income

Interest Income

Interest income primarily consists of interest income generated from our cash equivalents and marketable securities in interest-bearing money market accounts and short-term government securities.

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended
	June 30,
	2026	2025	$ Change
	(in thousands)
Operating expenses:
Research and development	$12,611	$12,613	$(2)
General and administrative	4,288	3,711	577
Total operating expenses	16,899	16,324	575
Loss from operations	(16,899)	(16,324)	(575)
Other income:
Interest income	1,553	934	619
Total other income and (expense)	1,553	934	619
Net loss	$(15,346)	$(15,390)	$44

Research and Development Expenses

Research and development expenses were $12.6 million for both the three months ended June 30, 2026 and June 30, 2025. The research and development expenses for the three months ended June 30, 2026 included a $0.5 million increase in clinical trial costs which was offset by a decrease of $0.5 million in outsourced preclinical research and development expenses.

General and Administrative Expenses

General and administrative expenses were $4.3 million for the three months ended June 30, 2026 compared to $3.7 million for the three months ended June 30, 2025. The increase of approximately $0.6 million was primarily due to $0.3 million in increased personnel-related costs, including $0.1 million of increased share-based compensation charges. In addition, consulting fees increased by $0.2 million.

Other Income

Other income was $1.6 million for the three months ended June 30, 2026 compared to $0.9 million for the three months ended June 30, 2025. The change was primarily due to an increase in interest income due to an increase in cash, cash equivalents and marketable securities available to invest during the quarter ended June 30, 2026 as compared to the quarter ended June 30, 2025.

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated:

	Six Months Ended
	June 30,
	2026	2025	$ Change
	(in thousands)
Operating expenses:
Research and development	$24,318	$25,625	$(1,307)
General and administrative	8,196	7,699	497
Total operating expenses	32,514	33,324	(810)
Loss from operations	(32,514)	(33,324)	810
Other income:
Interest income	2,011	2,009	2
Total other income and (expense)	2,011	2,009	2
Net loss	$(30,503)	$(31,315)	$812

Research and Development Expenses

Research and development expenses were $24.3 million for the six months ended June 30, 2026 compared to $25.6 million for the six months ended June 30, 2025. The decrease of approximately $1.3 million was primarily due to $1.5 million of decreased outsourced preclinical research and development expenses and $0.4 million of personnel-related costs, partially offset by an increase of $0.6 million clinical trial and outsourced manufacturing costs.

We expect research and development expenses in 2026 to be higher than 2025 due to continued efforts to advance our programs.

General and Administrative Expenses

General and administrative expenses were $8.2 million for the six months ended June 30, 2026 compared to $7.7 million for the six months ended June 30, 2025. The increase of approximately $0.5 million was primarily due to a $0.5 million increase in personnel-related costs, including $0.2 million of increased share-based compensation charges, and $0.1 million increase in consulting costs. These increases were partially offset by a $0.1 million decrease in legal and filing fee costs.

We expect general and administrative expenses in 2026 to be higher than 2025.

Other Income

Other income was $2.0 million for the six months ended June 30, 2026 which was consistent with the six months ended June 30, 2025.

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

In March 2026, we completed the 2026 Private Placement for aggregate gross proceeds of approximately $150.0 million, before deducting placement agent fees and offering expenses. Pursuant to the 2026 PIPE Purchase Agreement, we agreed to use the proceeds from the 2026 Private Placement for research and development expenses for our vascular anomalies and breast cancer programs, excluding our former lead product candidate, OKI-219, and for working capital and other general corporate purposes.

In November 2025, we filed the Registration Statement, which registered an aggregate of up to $200 million of securities that may be issued and sold from time to time, including initially up to an aggregate offering price of $16.0 million of Common Stock (which is included in the $200 million aggregate offering price set forth in the base prospectus) that may be issued and sold pursuant to the ATM Sales Agreement. As of June 30, 2026, no shares have been sold under the ATM Sales Agreement.

We have funded our operations primarily through private placements of equity and convertible debt. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations for at least the next 12 months from the date of issuance of our unaudited condensed consolidated financial statements for the quarter ended June 30, 2026.

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

Our future funding requirements will depend on many factors, including:

•
the scope, timing, progress, results, and costs of researching and developing OKI-345, OKI-355, and any other product candidates, and conducting preclinical studies and clinical trials;
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

A change in the outcome of any of these or other factors with respect to the development of OKI-345 and OKI-355 or any other product candidates could significantly change the costs and timing associated with the development of that product candidate. Furthermore, our operating plans may change in the future, and we may need additional capital to meet the capital requirements associated with such operating plans.

Cash Flows

The following table summarizes our cash flows for the periods indicated, in thousands:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$(23,292)	$(27,279)
Investing activities	(9,875)	(31)
Financing activities	140,619	(77)
Net increase (decrease) in cash and cash equivalents	$107,452	$(27,387)

Cash Flows from Operating Activities

Cash used in operating activities during the six months ended June 30, 2026 was $23.3 million. This consisted primarily of a net loss of $30.5 million, a net increase in operating assets and liabilities of $1.0 million, offset by non-cash share-based compensation of $5.8 million.

Cash used in operating activities during the six months ended June 30, 2025 was $27.3 million. This consisted primarily of a net loss of $31.3 million, a net decrease in operating assets and liabilities of $2.0 million, and non-cash share-based compensation of $5.7 million.

Cash Flows from Investing Activities

Cash used in investing activities was $9.9 million for six months ended June 30, 2026, and primarily related to purchases of marketable securities. Cash used in investing activities was $31 thousand for six months ended June 30, 2025, related to purchase of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities during the six months ended June 30, 2026 was $140.6 million and primarily related to the net proceeds from the sale of Common Stock and pre-funded warrants in connection with the 2026 Private Placement and proceeds from the sale of stock under the employee stock purchase plan.

Cash used in financing activities during the six months ended June 30, 2025 was $77 thousand and related to payment of issuance costs from the Concurrent Financing and reverse recapitalization transaction costs in connection with the Merger.

Material Cash Requirements

The discussion below summarizes our significant contractual obligations and commitments as of June 30, 2026.

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

Our critical accounting policies are described in our audited financial statements and the related notes for the years ended December 31, 2025 and 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2025, and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended June 30, 2026, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our principal executive officer and our principal financial officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses in each reporting period since inception, have not generated any revenue from the sale of products, and have funded our operations primarily from the sale and issuance of equity securities and convertible debt. Our net losses were $30.5 million and $59.5 million for six months ended June 30, 2026 and the year ended December 31, 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $244.7 million. We have no products approved for sale. As a result, we expect that it will be many years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses to discover, develop and market additional product candidates.

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

We have never generated any revenue from commercial product sales. To become and remain profitable, we must develop and eventually commercialize product candidates with significant market potential, which will require us to be successful in a range of challenging activities. These activities can include completing preclinical studies and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing, and selling those products that are approved and satisfying any post-marketing requirements. We do not anticipate generating any revenue from product sales for many years. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives, including:

•	successful and timely initiation and completion of preclinical and clinical development of OKI-345, OKI-355, our research programs and any other future programs;

•	establishing and maintaining relationships with contract research organizations (or “CROs”) and clinical sites for the clinical development of OKI-345, OKI-355 and any other product candidates;

•	timely receipt of marketing approvals from applicable regulatory authorities for any product candidates for which we successfully complete clinical development;

•	developing an efficient and scalable manufacturing process for our product candidates, including obtaining finished products that are appropriately packaged for sale;

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. Our cash, cash equivalents and marketable securities are expected to fund operations into 2029. As we have not generated any revenue from commercial sales to date and do not expect to generate any revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our general corporate activities and to fund our research and development, including our currently planned clinical trials and plans for new clinical trials and product development.

We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations or, if such funds are available, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional significant dilution and new investors could gain rights, preferences and privileges senior to the holders of common stock. For example, pursuant to the 2026 Private Placement, we issued and sold 26,713,638 shares of our Common Stock and pre-funded warrants to purchase 9,430,957 shares of our Common Stock, which resulted, and may continue to result, in a significant increase in the number of our outstanding shares of common stock and substantially diluted the ownership interests of our existing stockholders. Debt financing, if available, may involve restrictive covenants, and equity financing, if available, may include restrictions on our use of proceeds. For example, pursuant to the 2026 PIPE Purchase Agreement, we are unable to use the proceeds from the 2026 Private Placement for research and development of our former lead product candidate, OKI-219, for which we subsequently disclosed that we do not plan to pursue further clinical development independently. We may experience similar or more onerous restrictions on use of proceeds in future financings. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on terms that may not be favorable.

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

We are currently focusing our resources and efforts on advancing OKI-345 or OKI-355 and our research programs. Because we have limited financial and managerial resources, we must focus on a limited number of product candidates and research programs and on specific indications. As a result, we may forgo or delay pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential. For example, following our 2026 Private Placement, we no longer plan to pursue further clinical development of OKI-219, our former lead product candidate, independently at this time. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development activities for OKI-345, OKI-355 and our research programs may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target markets for OKI-345, OKI-355 and our research programs, or the product candidates we are currently developing in these programs, we may relinquish valuable rights to our product candidates or programs through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or program.

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

We will be required to demonstrate with substantial evidence through well controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future clinical trials will be successful. For example, we previously decided to cease developing our former lead product candidate, OK-219, and another product candidate, known as OKI-179, despite promising early data. In addition, much of our preclinical data, including with respect to cellular selectivity, potency and antitumor activity of OKI-345 and OKI-355, as well as preclinical data generated in comparisons of our product candidates to other compounds, was generated internally by us in a limited number of cell lines, assays and animal models, has not been independently verified or generated in head-to-head clinical trials, and may not be reproducible or predictive of results in humans. Preclinical tumor regressions and selectivity or therapeutic-index advantages observed in our models may not translate into clinical efficacy, tolerability or a differentiated safety profile, and any associated comparative or superiority conclusions may not be reproducible in clinical development or accepted by regulatory authorities.

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

Even if OKI-345, OKI-355 or any other product candidate receives marketing approval, they may fail to achieve market acceptance among physicians, patients, third-party payors, and others in the medical community.

If OKI-345, OKI-355 or any other product candidate that we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. The degree of market acceptance of OKI-345, OKI-355 or any other product candidate that we develop, if approved for commercial sale, will depend on a number of factors, including:

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

There is also currently significant uncertainty about the future relationship between the United States and various other countries, including China, with respect to trade policies, treaties, trade regulations, and tariffs. In February 2025, the current U.S. presidential administration stated its intent to modify U.S. trade policy and, in some cases, to renegotiate, or potentially terminate, certain existing bilateral or multilateral trade agreements. Beginning that month, the administration imposed “fentanyl-related” tariffs of 10-35% on imported products of China, Canada, and Mexico, with an exception for goods that qualify for duty-free treatment under the U.S.-Mexico-Canada Agreement. Beginning in April 2025, the administration also imposed “reciprocal” tariffs of 10% or more on imports from almost all U.S. trading partners other than Canada and Mexico, including China and the European Union. Both of the foregoing tariffs were implemented under authorities asserted under the International Emergency Economic Powers Act (“IEEPA”) and rescinded on February 24, 2026, following a Supreme Court decision invalidating the use of IEEPA to authorize these tariffs. Though the U.S. government has begun refunding payments made in connection with the IEEPA tariffs, but the availability, timing, and amount of any related refunds associated with payments of these tariffs remain uncertain and subject to further legal, regulatory, and administrative action. Following the recission of these tariffs, between February 24, 2026, and July 24, 2026, the U.S. government implemented a global “temporary import surcharge” of 10% on many of the same products affected by the prior reciprocal tariffs, under authorities provided for in Section 122 of the Trade Act of 1974. Upon expiration of the Section 122 temporary import surcharge on July 24, 2026, the U.S. government implemented tariffs of up to 10% or 12.5% on imported commodities from 60 U.S. trading partners, with certain items (including certain chemicals used for pharmaceutical applications) excepted, under authorities provided under Section 301 of the Trade Act of 1974, following a determination by the U.S. Trade Representative that these trading partners insufficiently enforce forced labor laws. The foregoing tariffs supplement existing non-IEEPA tariff measures, including those already imposed under authorities provided in Section 232 of the Trade Expansion Act of 1962 and other tariffs imposed under Section 301. For example, the U.S. government announced in April 2026 that it would impose a new Section 232 tariff of up to 100% on certain patented or branded pharmaceuticals and pharmaceutical products beginning in July

2026. The U.S. Commerce Department is currently conducting targeted investigations related to national security risks associated with imports of certain items under Section 232 which could result in additional tariffs on imports of those items. The administration continues to implement new, reinstated, or adjusted tariffs, and we expect that the administration will continue with this practice. These tariffs (and the uncertainty around their implementation) could affect inputs to our products, as well as equipment, materials, or components that we import into the United States from our suppliers, which could significantly impact the cost of these items. Retaliatory tariffs and trade barriers could also negatively affect our ability to export and sell our potential products into those countries. If these tariffs are implemented, reinstated or adjusted, if additional tariffs are placed, or if any related countermeasures are taken by China, the European Union, or other countries, our business, financial condition, and results of operations may be materially harmed.

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

We rely upon a combination of patents, trademarks, trade secret protection and confidentiality agreements to protect the intellectual property related to our development programs and product candidates. Our success depends in part on our ability to obtain and maintain patent protection in the United States and other countries with respect to OKI-345, OKI-355 and any other product candidates. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our development programs, product candidates and novel discoveries that are important to our business. The patent prosecution process is expensive and time-consuming, and we may not be able to file, prosecute, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner.

The patents and patent applications that we own may fail to result in issued patents with claims that protect OKI-345, OKI-355 or any other product candidate in the United States or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can prevent a patent from issuing from a pending patent application, or be used to invalidate a patent. Even if patents do successfully issue and even if such patents cover OKI-345, OKI-355 or any other product candidate, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop. Further, the scope and coverage of such patents may be so narrow that a third party could successfully design around our patents without materially impacting the therapeutic effectiveness of the resulting drug product. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

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

If the patent applications we hold or may in-license in the future with respect to our development programs and product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for OKI-345, OKI-355 or any other product candidate, it could dissuade other companies from collaborating with us to develop product candidates, and threaten our ability to commercialize OKI-345, OKI-355 or other product candidates. Any such outcome could have a materially adverse effect on our business.

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

Depending upon the timing, duration and specifics of FDA marketing approval of OKI-345, OKI-355 and any other product candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years beyond the normal expiration of the patent as compensation for patent term lost during drug development and the FDA regulatory review process, which is limited to the approved indication (or any additional indications approved during the period of extension). This extension is based on the first approved use of a product and is limited to only one patent that covers the approved product, the approved use of the product or a method of manufacturing the product. Such patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. However, the applicable authorities, including the FDA and the USPTO in the United States and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. We may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to extend the expiration date of our existing patents or obtain new patents with longer expiry dates, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to obtain approval of competing products following our patent expiration and launch their product earlier than might otherwise be the case.

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

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and patent applications will be due to the USPTO and other foreign patent agencies in several stages over the lifetime of our patents and patent applications. The USPTO and various foreign national or international patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of patent rights include, but are not limited to, failure to timely file national and regional stage patent applications based on our international patent application, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or any of our licensors fails to maintain the patents and patent applications covering OKI-345, OKI-355 or any other product candidate, our competitors may be able to enter the market, which would have an adverse effect on our business.

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

We may become involved in third-party claims of intellectual property infringement, which may delay or prevent the development and commercialization of OKI-345, OKI-355 and any other product candidate.

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

Patents are of national or regional effect, and filing, prosecuting and defending patents covering OKI-345, OKI-355 and any other product candidate throughout the world would be prohibitively expensive. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States, even in jurisdictions in which we do pursue patent protection. Consequently, we may not be able to prevent third parties from practicing our or any future licensors’ inventions in all countries outside the United States, even in jurisdictions where we or any future licensors do pursue patent protection, or from selling or importing products made using our or any future licensors’ inventions in and into the United States or other jurisdictions. Competitors may use our or any future licensors’ technologies in jurisdictions where we have not obtained patent protection to develop our own products and, further, may export otherwise infringing products to territories where we may have or obtain patent protection, but where patent enforcement is not as strong as in the United States. These unauthorized competitors’ products may compete with our products in such jurisdictions and take away our market share where we do not have any issued or licensed patents, and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

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

Because we expect to rely on third parties to manufacture OKI-345, OKI-355 and any other product candidates, and we expect to collaborate with third parties on the continuing development of OKI-345, OKI-355 and any other product candidates, we must, at times, share trade secrets with them. We also expect to conduct research and development programs that may require us to share trade secrets under the terms of our partnerships or agreements with CROs. We seek to protect our proprietary technology in part by entering into agreements containing confidentiality and use restrictions and obligations, including material transfer agreements, consulting agreements, manufacturing and supply agreements, confidentiality agreements or other similar agreements with our advisors, employees, contractors, contract manufacturing organizations (or “CMOs”), CROs, other service providers and consultants prior to disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are intentionally or inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business and results of operations.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. In August 2022, Congress passed the Inflation Reduction Act of 2022 (the “IRA”), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including among other changes allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise taxes for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries. HHS has issued and will continue to issue and update guidance as these programs are implemented. Only high-expenditure, single-source drugs that have been approved for at least seven years (11 years for single-source biologics) qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, CMS selected 10 high-cost Medicare Part D drugs in 2023 and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. In June 2026, the CMS issued a proposed rule that would codify policies established in guidance documents for the Medicare Drug Price Negotiation

Program for initial price applicability year 2029 and beyond. CMS plans to release guidance to implement policies related to the effectuation of the maximum fair pricing for the Medicare Drug Price Negotiation Program for 2028. However, various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. Government agreements with pharmaceutical companies and other government measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or increase generic and biosimilar drug entry sooner than expected, could have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover research and development costs, or ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chains or manufacturing in the United States. The impact of these judicial challenges, as well as future legislative, executive and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole, is difficult or impossible to predict. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates if approved.

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

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and external processing and storage (e.g., cloud) systems, and those of our third-party CROs, other contractors (including sites performing our current or future clinical trials), consultants and other third-party service providers, these systems are potentially vulnerable to breakdown or other damage or interruption. Our systems and the systems of third parties who support our operations are vulnerable to service interruptions, system malfunction, natural disasters, terrorism, war (such as conflicts in the Middle East and between Ukraine and Russia), and telecommunication and electrical failures, as well as security breaches and incidents arising from or caused by inadvertent or intentional actions by our employees, contractors, consultants, business partners, or other third parties, or from cyberattacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, or availability of information), which may compromise our system infrastructure or lead to unauthorized access to or disruption of our or third-party systems and the unauthorized access to, misuse, disclosure, loss, destruction, alteration or dissemination of, or damage to, our data, including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information. For example, companies have experienced an increase in phishing and social engineering attacks in recent years. Further, the increasing availability and sophistication of artificial intelligence technologies may enable threat actors to more rapidly identify and exploit vulnerabilities in our systems and those of our service providers and other third parties, conduct more sophisticated phishing, social engineering, impersonation and deepfake attacks, accelerate the development of malicious code, automate cybersecurity attacks, and otherwise increase the scale, speed and effectiveness of cyber threats, resulting in heightened risks of security breaches and incidents. Our employees generally work in a hybrid model in our office~~s~~ and from home, and we may need to adjust our working model from time to time. As a result, we may have increased cyber security and data security risks, due to increased use of home wi-fi networks and virtual private networks. While we implement controls to reduce the risk of a resulting cyber security or data security incident or breach, we may experience data security incidents, and there is no guarantee that the measures we have implemented will be adequate to safeguard all systems and data, especially with some employees working from home or in a hybrid model where it is more difficult for us to monitor.

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

Pursuant to the 2026 PIPE Purchase Agreement, we issued the 2026 PIPE Pre-Funded Warrants. As of August 3, 2026, approximately 9,430,957 shares of our Class A Common Stock were reserved for issuance upon exercise of the 2026 PIPE Pre-Funded Warrants. The exercise of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders.

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

As of August 1, 2026, our executive officers, directors and principal stockholders, in the aggregate, beneficially own approximately 60.3% of the outstanding shares of our Class A Common Stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

Item 6. Exhibits

EXHIBIT INDEX

Incorporated by Reference

Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith

2.1		Agreement and Plan of Merger, dated May 10, 2024, by and among Reneo Pharmaceuticals, Inc., Radiate Merger Sub I, Inc., Radiate Merger Sub II, LLC and OnKure, Inc.	8-K	5/13/2024	2.1

3.1		Amended and Restated Certificate of Incorporation, as amended.	8-K	10/8/2024	3.2

3.2		Amended and Restated Bylaws.	8-K	10/8/2024	3.3

4.1		Form of Pre-Funded Warrant.	8-K	3/30/2026	4.1

10.1		Amended and Restated 2024 Equity Incentive Plan.	8-K	6/4/2026	10.1

31.1		Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2		Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101. INS		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH		Inline XBRL Taxonomy Extension Schema Document				X

Exhibit Number	Description	Form	Filing Date	Number	Filed Herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

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

Date: August 4, 2026

ONKURE THERAPEUTICS, INC.

By:	/s/ Nicholas A. Saccomano, Ph.D.
Name:	Nicholas A. Saccomano, Ph.D.
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jason Leverone
Name:	Jason Leverone
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)