Form 10-Q
period 2026-09-30
OnKure Therapeutics, Inc.
filed 2026-11-04
CIK 1637715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 2, 2026, the registrant had 40,503,094 shares of Class A common stock, $0.0001 par value per share outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ONKURE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$151,443	$59,050
Marketable securities, available for sale	11,862	—
Prepaid expenses and other current assets	2,288	1,789
Total current assets	165,593	60,839
Property and equipment, net	414	618
Operating lease right-of-use asset	661	387
Other assets	409	273
Total assets	$167,077	$62,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,309	$1,433
Accrued expenses and other current liabilities	6,229	3,939
Operating lease liabilities, current portion	251	549
Total current liabilities	8,789	5,921
Long-term operating lease liabilities	539	—
Other long-term liabilities	12	12
Total liabilities	9,340	5,933
Commitments and contingencies
Stockholders’ equity:
Common stock, Class A, $0.0001 par value; 200,000,000 shares authorized; 40,503,094 and 13,673,565 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	4	1
Common stock, Class B, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	420,353	270,424
Accumulated other comprehensive loss	(30)	—
Accumulated deficit	(262,590)	(214,241)
Total stockholders’ equity	157,737	56,184
Total liabilities and stockholders’ equity	$167,077	$62,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONKURE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$15,064	$11,915	$39,382	$37,540
General and administrative	4,287	3,586	12,483	11,285
Total operating expenses	19,351	15,501	51,865	48,825
Loss from operations	(19,351)	(15,501)	(51,865)	(48,825)
Other income:
Interest income	1,505	804	3,516	2,813
Interest and other expense	—	(2)	—	(2)
Total other income	1,505	802	3,516	2,811
Net loss	$(17,846)	$(14,699)	$(48,349)	$(46,014)

Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	(17)	—	(30)	—
Total Comprehensive loss	$(17,863)	$(14,699)	$(48,379)	$(46,014)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.36)	$(1.09)	$(1.27)	$(3.41)
Weighted average shares outstanding:
Basic and diluted	49,928,151	13,530,892	37,956,765	13,488,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONKURE THERAPEUTICS, INC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share information)

(Unaudited)

					Additional	Accumulated		Total
	Class A Common Stock		Class B Common Stock		Paid-In	Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity

Balance, December 31, 2024	12,660,590	$1	686,527	$—	$258,551	$—	$(154,724)	$103,828
Vesting of restricted stock units, net	94,758	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2,745	—	—	2,745
Net loss	—	—	—	—	—	—	(15,925)	(15,925)
Balance, March 31, 2025	12,755,348	1	686,527	—	261,296	—	(170,649)	90,648
Vesting of restricted stock units	88,086	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2,908	—	—	2,908
Net loss	—	—	—	—	—	—	(15,390)	(15,390)
Balance, June 30, 2025	12,843,434	1	686,527	—	264,204	—	(186,039)	78,166
Vesting of restricted stock units	18,238	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2,961	—	—	2,961
Net loss	—	—	—	—	—	—	(14,699)	(14,699)
Balance, September 30, 2025	12,861,672	1	686,527	—	267,165	—	(200,738)	66,428
Conversion of Class B Common Stock to Class A Common Stock	686,527	—	(686,527)	—	—	—	—	—
Issuance of Class A Common Stock under the Employee Stock Purchase Plan	107,930	—	—	—	240	—	—	240
Vesting of restricted stock units	17,436	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	3,019	—	—	3,019
Net loss	—	—	—	—	—	—	(13,503)	(13,503)
Balance, December 31, 2025	13,673,565	1	—	—	270,424	—	(214,241)	56,184
Issuance of Class A Common Stock and pre-funded warrants in connection with 2026 Private Placement, less issuance costs	26,713,638	3	—	—	140,543	—	—	140,546
Vesting of restricted stock units	8,277	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2,780	—	—	2,780
Net loss	—	—	—	—	—	—	(15,157)	(15,157)
Balance, March 31, 2026	40,395,480	4	—	—	413,747	—	(229,398)	184,353
Issuance costs in connection with 2026 Private Placement	—	—	—	—	(138)	—	—	(138)
Issuance of Class A Common Stock under the Employee Stock Purchase Plan	92,675	—	—	—	203	—	—	203
Vesting of restricted stock units	8,154	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	3,049	—	—	3,049
Other comprehensive loss	—	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	—	—	(15,346)	(15,346)
Balance, June 30, 2026	40,496,309	4	—	—	416,861	(13)	(244,744)	172,108
Vesting of restricted stock units	6,785	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	3,492	—	—	3,492
Other comprehensive loss	—	—	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	—	—	(17,846)	(17,846)
Balance, September 30, 2026	40,503,094	$4	—	$—	$420,353	$(30)	$(262,590)	$157,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONKURE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
	(in thousands)
Cash flows from operating activities:
Net loss	$(48,349)	$(46,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	9,321	8,614
Depreciation and amortization	244	343
Amortization of right-of-use asset - operating	379	285
Loss on disposal of property and equipment	—	2
Accretion of discount on marketable securities, net	(88)	—
Change in operating assets and liabilities:
Prepaid and other assets	(635)	1,052
Accounts payable, accrued and other liabilities	3,166	(4,240)
Lease liabilities	(412)	(398)
Other long-term liabilities	—	40
Net cash used in operating activities	(36,374)	(40,316)
Cash flows from investing activities:
Purchases of marketable securities	(12,804)	—
Maturities of marketable securities	1,000	—
Purchases of property and equipment	(40)	(37)
Net cash used in investing activities	(11,844)	(37)
Cash flows from financing activities:
Proceeds from the issuance of Class A Common Stock and pre-funded warrants in connection with 2026 Private Placement	149,999	—
Payment of issuance costs associated with the 2026 Private Placement	(9,591)	—
Proceeds from sale of stock under the employee stock purchase plan	203	—
Payment of issuance costs associated with the Concurrent Financing	—	(37)
Payment of reverse recapitalization transaction costs	—	(40)
Net cash provided by (used in) financing activities	140,611	(77)
Net increase (decrease) in cash and cash equivalents	92,393	(40,430)
Cash and cash equivalents, beginning of period	59,050	110,761
Cash and cash equivalents, end of period	$151,443	$70,331
Supplemental disclosure of noncash financing activities:
Purchases of property and equipment in accounts payable	$—	$3
Leased assets obtained in exchange for operating lease liabilities, upon extension	$653	$—

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

Liquidity

The Company had recurring losses from operations, an accumulated deficit of $262.6 million, and cash, cash equivalents and marketable securities of $163.3 million as of September 30, 2026. The Company’s ability to fund its ongoing operations is highly dependent upon raising additional capital through the issuance of equity securities, issuing debt or other financing vehicles.

On November 6, 2025, the Company filed a shelf registration statement with the U.S. Securities and Exchange Commission (“SEC”) on Form S-3, which became effective with the SEC on November 25, 2025, and that allows it to undertake various equity and debt offerings (the “Registration Statement”). Additionally, the Company filed prospectus supplements to the Registration Statement and entered into a sales agreement (the “ATM Sales Agreement”) with Leerink Partners LLC (“Leerink Partners”) under which the Company may offer and sell shares (the “ATM Placement Shares”) of the Company’s Class A common stock, $0.0001 par value per share (the “Common Stock”), from time to time having aggregate sales proceeds of up to $100.0 million, through an “at the market offering” program (the “ATM”) under which Leerink Partners acts as sales agent. The Company has not yet offered or sold any shares of Common Stock under the ATM. See Note 9 for further discussion.

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

The Company recognizes stock-based compensation expense for grants under its various equity incentive plans and employee stock purchase plan. The Company accounts for all stock-based awards granted to employees and directors at their fair value and recognizes compensation expense over the award’s vesting period. Determining the amount of stock-based compensation to be recorded requires the Company to develop estimates of fair values of stock options as of the grant date. The Company calculates the grant date fair values of stock options using the Black-Scholes valuation model, which requires the input of subjective assumptions, including but not limited to expected stock price volatility over the term of the awards and the expected term of stock options. The fair value of restricted stock unit awards granted to employees is based on the quoted closing market price per share on grant date.

For performance-based restricted stock units, at each reporting period, management evaluates the probability of achieving the performance conditions. Compensation expense is recognized over the requisite service period only if it is determined that meeting the performance condition is probable. This expense will not be recognized unless and until the achievement of these performance goals becomes probable in future periods.

The Company estimates stock option awards fair value on the date of grant using the Black-Scholes valuation, with the vesting being subject to service requirements. The Company accounts for forfeitures when they occur.

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

Cash and Cash Equivalents

All highly liquid investments with maturities of 90 days or less, at the time of purchase, are classified as cash equivalents. Cash equivalents are reported at cost, which approximates fair value. The Company’s cash and cash equivalents consist of money held in demand depository accounts, money market funds and U. S. government securities with maturities of 90 days or less. The carrying amount of cash and cash equivalents was $151.4 million and $59.1 million as of September 30, 2026 and December 31, 2025, respectively, which approximates fair value and was determined based upon Level 1 inputs. The money market account is valued using quoted market prices with no valuation adjustments applied and is categorized as Level 1.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the statement of operations. Deferred offering costs as of September 30, 2026 and December 31, 2025 were $0.4 million and $0.2 million. Such costs are classified in other non-current assets in the accompanying balance sheets

Leasing – Lessee Accounting

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

	Clinical Research Segment
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands)
Operating expenses:
Direct program expense	$9,945	$6,824	$24,149	$22,187
Indirect program expense	558	459	1,754	1,417
Workforce salaries and benefits	4,074	4,202	12,768	12,952
Share-based compensation expense	3,492	2,961	9,321	8,614
General corporate expenses	1,282	1,055	3,873	3,655
Interest and other expense	—	2	—	2
Segment net loss	19,351	15,503	51,865	48,827
Reconciliation of loss:
Interest income	(1,505)	(804)	(3,516)	(2,813)
Adjustments and reconciling items	(1,505)	(804)	(3,516)	(2,813)
Net loss	$17,846	$14,699	$48,349	$46,014

4. Leases

The Company’s headquarters are located in Boulder, Colorado, where it leases office and lab facilities under operating leases that were amended in June 2026 to extend the lease for an additional three year period and which expire in December 2029, resulting in an additional $653 thousand ROU asset and lease liabilities recognized in June 2026. In the Merger with Reneo, the Company assumed the lease in Irvine, California, where it leases office space under a lease agreement that expires in November 2026 (the “Irvine lease”). In January 2025, the Company entered into a sublease on the Irvine lease for all of the leased square footage, which expires in November 2026. Payments under the sublease for the three and nine months ended September 30, 2026 were $61 thousand and $183 thousand, respectively, and were netted against operating lease costs in the Statement of Operations. Payments under the sublease for the three and nine months ended September 30, 2025 were $59 thousand and $172 thousand, respectively, and were netted against operating lease costs in the Statement of Operations.

ROU assets and lease liabilities for operating leases as included in the Company’s financial statements are as follows (in thousands):

	September 30, 2026	December 31, 2025
Operating lease right-of-use assets	$661	$387
Current operating lease liabilities	251	549
Noncurrent operating lease liabilities	539	—
Total lease liabilities	$790	$549

Lease expense for operating leases, net of sublease receipts, as included in the Company’s financial statements are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$56	$46	$148	$142
Variable lease expense	43	44	128	118

Lease term, discount rates, and additional information for operating leases are as follows (in thousands):

	As of September 30,
	2026	2025
Weighted-average remaining lease term - operating leases (years)	3.05	1.16
Weighted-average discount rate - operating leases	9.2%	4.5%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$440	$427

The aggregate maturities of the Company’s operating lease liabilities were as follows as of September 30, 2026 (in thousands):

Remaining in 2026	$120
2027	255
2028	262
2029	270
Total future minimum lease payments	907
Less: imputed interest	(117)
Less: current portion	(251)
Operating lease liability, net of current portion	$539

5. Net Loss Per Share

The Company computes basic loss per share by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, including the weighted average effect of the 2026 PIPE Pre-Funded Warrants, without consideration for common stock equivalents. Diluted net loss per share assumes the conversion, exercise, or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. Shares of Common Stock to be issued upon exercise of all outstanding stock options, performance-based stock units and restricted stock units were excluded from the diluted net loss per share calculation for the nine months ended September 30, 2026 and 2025 because such shares are anti-dilutive.

Anti-dilutive securities outstanding during the period not included in the diluted net loss per share calculation include the following:

	September 30,
	2026	2025
Outstanding common stock options	5,309,014	2,763,057
Unvested performance-based stock units	759,175	—
Unvested restricted stock units	13,579	51,415
	6,081,768	2,814,472

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2026:

	September 30, 2026
			Gross	Gross
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value

Cash equivalents:
Money market funds	Level 1	$148,739	$—	$—	$148,739
Marketable securities, available-for-sale:
U.S. treasury securities	Level 2	11,892	—	(30)	11,862
Total		$160,631	$—	$(30)	$160,601

There were no marketable securities as of December 31, 2025.

The contractual maturity of the marketable securities as of September 30, 2026 was:

	Amortized	Fair
	Cost	Value
Due in one year or less	$11,892	$11,862
Total	$11,892	$11,862

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

The Company periodically reviews its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on marketable securities at September 30, 2026 were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities.

No assets or liabilities were transferred into or out of their classifications during the three months ended September 30, 2026 and 2025.

7. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Lab equipment	$668	$669
Leasehold improvements	1,090	1,090
Computer hardware and software	167	168
Furniture and fixtures	152	152
Property and equipment, gross	2,077	2,079
Less: accumulated depreciation and amortization	(1,663)	(1,461)
Property and equipment, net	$414	$618

Depreciation and amortization expense for the three and nine months ended September 30, 2026 was $53 and $244, respectively. Depreciation and amortization expense for the three months and nine months ended September 30, 2025 was $108 and $343, respectively.

8. Accounts Payable and Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued compensation and ESPP contributions	$2,667	$2,693
Accrued outsourced non-clinical studies	1,360	651
Accrued contract manufacturing costs	1,535	223
Accrued clinical trial costs	50	49
Accrued other	617	323
Total accrued expenses and other current liabilities	$6,229	$3,939

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

On November 6, 2025, the Company filed the Registration Statement with the SEC, which became effective on November 25, 2025. The Registration Statement registered an aggregate of up to $200 million of securities that may be issued and sold by the Company from time to time, including initially up to an aggregate offering price of $16.0 million of Common Stock (which is included in the $200 million aggregate offering price set forth in the base prospectus) that may be issued and sold pursuant to the ATM Sales Agreement. On August 4, 2026, the Company filed a prospectus supplement to the Registration Statement to increase the aggregate offering price of

Common Stock that may be issued and sold pursuant to the ATM Sales Agreement to up to $100.0 million (which is included in the $200 million aggregate offering price set forth in the base prospectus).

As of September 30, 2026, no shares of Common Stock had been sold under the ATM Sales Agreement. The Company was restricted from issuing or selling Common Stock under the ATM Sales Agreement for the 180-day period following March 31, 2026 pursuant to the lock-up restrictions contained in the 2026 PIPE Purchase Agreement, subject to certain exceptions, which restrictions have since expired.

10. Share-Based Compensation

The Company amended and restated its 2024 Equity Incentive Plan (the “A&R 2024 Plan”), effective as of June 3, 2026 upon approval by the stockholders of the Company.

The amendments to the Company’s 2024 Equity Incentive Plan included (1) a one-time increase to the number of shares of common stock reserved for issuance under the A&R 2024 Plan of 3,231,638 shares, (2) an amendment to the annual “evergreen” provision to remove the annual limit of 2,407,100 shares, while maintaining the annual increase at 5% of the Company’s outstanding shares, and (3) a limit (in addition to the share reserve limit under the A&R 2024 Plan) on the number of shares that can be issued as incentive stock options under the A&R 2024 Plan.

Stock Options

A summary of the Company’s stock option activity and related information is as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding - December 31, 2025	2,714,651	$15.54	8.52	$22
Granted	2,741,525	4.11
Exercised	—	—
Expired	(40,530)	14.85
Forfeited	(106,632)	8.25
Options outstanding - September 30, 2026	5,309,014	$9.79	8.71	$14
Options exercisable - September 30, 2026	1,745,847	$16.02	7.68	$13

All outstanding options as of September 30, 2026 are expected to vest, subject to forfeitures.

The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s Common Stock as of September 30, 2026.

Option Repricing

On August 7, 2026 (the “Effective Date”), the Company implemented an option repricing (the “Option Repricing”). The Option Repricing generally applied to all outstanding and unexercised stock options to purchase shares of Common Stock granted prior to January 1, 2025, under the A&R 2024 Plan or the Company’s 2021 Stock Incentive Plan (each, a “Plan”), with an exercise price per share equal to or greater than $10.00, held by certain employees and consultants (such options, the “Eligible Options”), including each of the Company’s named executive officers, as of the Effective Date. The total number of vested and unvested Shares underlying all repriced options was approximately 1.7 million shares.

The new exercise price per share for repriced options is $4.14, the closing price of the Company’s Common Stock on the Effective Date. However, if the optionee exercises his or her repriced Eligible Option without achieving the retention requirement (as discussed below), such optionee will be required to pay a premium exercise price that is equal to the original exercise price per share of such Eligible Option. There were no changes made to any Eligible Options’ term to expiration, vesting criteria, or underlying number of shares, and each repriced Eligible Option remains subject to the terms of the applicable Plan and award agreement. For purposes of the repricing, the retention requirement (“Retention Period”) refers to the optionee being required to remain a service provider through (i) the date 18 months following the Effective Date, in the case of certain members of senior management including each of the Company’s named executive officers, or (ii) the one-year anniversary of the Effective Date, in the case of other employees or service providers. However, the retention requirement nonetheless will be considered satisfied for an optionee if, before the expiration of such applicable period, (a) the Company’s change in control (as defined in the Plan applicable to the optionee’s repriced option) occurs while the optionee is providing services or (b) the optionee’s service terminates due to his or her death or disability.

The Option Repricing resulted in $1.6 million of incremental cost, which was calculated using the Black-Scholes option pricing model, which will be recognized on a straight-line basis over the Retention Period of 12 or 18 months. Of the incremental compensation cost, $0.2 million was recognized in the three months ended September 30, 2026. The incremental cost is included in research and development expense and general and administrative expense on the condensed consolidated statements of operations and comprehensive loss, and which is reflected in the Share-Based Compensation Expense table below.

Performance-based Restricted Stock Units (PSUs)

In August 2026, the Company granted PSUs. The number of shares that ultimately may be issued under these awards is determined in part based on the achievement of certain performance goals. The PSUs consist of four tranches, with the vesting of each tranche subject to both achievement, within a specified performance period, of a performance goal established by the Compensation Committee and a service requirement. The performance goals consist of various internal research, clinical and financial targets to be achieved over specified performance periods, through December 31, 2028.

The following table summarizes PSU activities during the nine months ended September 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2025	—	$—
Granted	759,175	4.14
Vested and released	—	—
Forfeited	—	—
PSUs outstanding - September 30, 2026	759,175	$4.14
Unvested balance as of September 30, 2026	759,175	$4.14

As of September 30, 2026, the Company concluded that achievement of the performance conditions associated with each of the four PSU tranches was not probable. As of September 30, 2026, unrecognized stock-based compensation expense related to performance goals evaluated as not probable of achievement totaled $3.1 million. Accordingly, no compensation expense was recognized from the August 2026 grant date through September 30, 2026.

Restricted Stock Units (RSUs)

RSUs vest based on the occurrence of, and service through, a liquidity event, both of which were satisfied upon completion of the Merger, plus a service requirement. The following table summarizes RSU activities during the nine months ended September 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2025	41,376	$22.89
Granted	—	—
Vested and released	(23,216)	22.89
Forfeited	(4,581)	22.89
RSUs outstanding - September 30, 2026	13,579	$22.89
Unvested balance as of September 30, 2026	13,579	$22.89

2024 Employee Stock Purchase Plan

In October 2024, the Board adopted the 2024 Employee Stock Purchase Plan (the “2024 ESPP”), which became effective immediately upon completion of the Merger. The Company recorded approximately $56 and $144 thousand of share-based compensation expense during the three and nine months ended September 30, 2026, respectively, related to the 2024 ESPP. The Company recorded approximately $62 and $117 thousand of share-based compensation expense during the three and nine months ended September 30, 2025, respectively, related to the 2024 ESPP, which is reflected in the Share-Based Compensation Expense table below.

Share-Based Compensation Expense

The following table shows the allocation of share-based compensation expense related to the Company’s employee and non-employee share-based awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$1,590	$1,431	$4,301	$4,158
General and administrative	1,902	1,530	5,020	4,456
Total	$3,492	$2,961	$9,321	$8,614

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

12. Commitments and Contingencies

Legal Proceedings

Merger Proceedings

In connection with the Merger, two complaints were filed in the Supreme Court of the State of New York, County of New York, captioned Thomas v. Reneo Pharmaceuticals, Inc., et al., Index No. 654628/2024 (filed September 5, 2024) and Kent v. Reneo Pharmaceuticals, Inc., et al., Index No. 654642/2024 (filed September 6, 2024) (together, the “Complaints”). The Complaints generally alleged that the Proxy Statement/Prospectus filed by Reneo with the SEC misrepresented and/or omitted certain purportedly material information relating to Reneo management’s financial projections for Reneo and OnKure, the data and inputs underlying the financial valuation analyses that support the fairness opinion provided by Leerink Partners, Reneo’s financial advisor, and potential conflicts of interest with Leerink Partners LLC, Evercore Group L.L.C., and LifeSci Capital LLC, which were the placements agents for the Concurrent Financing that closed concurrently with the Merger. The Complaints asserted violations of negligent misrepresentation and concealment in violation of New York common law and negligence in violation of New York common law. The Complaints sought orders enjoining the proposed Merger, or in the event that the Merger was consummated, orders rescinding the Merger or awarding actual and punitive damages, as well as all of the plaintiffs’ fees and expenses in connection with the litigation, including reasonable attorneys’ and experts’ fees and expenses. In April 2026, the complaints were voluntarily dismissed.

We cannot predict the outcome of any other litigation that might be filed arising out of the Merger or the Concurrent Financing. The Company and the individual defendants intend to vigorously defend against the Complaints and any subsequently filed, similar actions. It is possible additional lawsuits may be filed arising out of the Merger or the Concurrent Financing. Absent new or significantly different allegations, the Company will not necessarily disclose such additional filings.

From time-to-time in the future, the Company could be involved in disputes, including litigation, relating to claims arising out of operations in the normal course of business, which may have a material adverse effect on the Company’s consolidated results of operations or financial position.

Indemnification

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs because of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its financial statements as of September 30, 2026 and December 31, 2025.

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

Since our inception, we have incurred significant operating losses. Our net losses were $48.3 million and $59.5 million for the nine months ended September 30, 2026 and the year ended December 31, 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $262.6 million and cash, cash equivalents and marketable securities of $163.3 million.

We have funded our operations primarily through private placements of our common stock and preferred stock and the issuance of convertible debt. As of September 30, 2026, we believe our cash resources are sufficient to fund our planned operations for at least the next 12 months from the date of issuance of our unaudited condensed consolidated financial statements for the quarter ended September 30, 2026.

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

Results of Operations

Comparison of the three months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended
	September 30,
	2026	2025	$ Change
	(in thousands)
Operating expenses:
Research and development	$15,064	$11,915	$3,149
General and administrative	4,287	3,586	701
Total operating expenses	19,351	15,501	3,850
Loss from operations	(19,351)	(15,501)	(3,850)
Other income:
Interest income	1,505	804	701
Interest and other expense	—	(2)	2
Total other income and (expense)	1,505	802	703
Net loss	$(17,846)	$(14,699)	$(3,147)

Research and Development Expenses

Research and development expenses were $15.1 million and $11.9 million for the three months ended September 30, 2026 and September 30, 2025, respectively. The $3.1 million increase was primarily due to increases in outsourced preclinical research and development expenses of $1.5 million, manufacturing costs of $1.2 million, and consulting expenses of $0.3 million.

General and Administrative Expenses

General and administrative expenses were $4.3 million for the three months ended September 30, 2026 compared to $3.6 million for the three months ended September 30, 2025. The increase of approximately $0.7 million was primarily due to $0.4 million in increased personnel-related costs, including increased share-based compensation charges. In addition, consulting fees increased by $0.2 million.

Other Income

Other income was $1.5 million for the three months ended September 30, 2026 compared to $0.8 million for the three months ended September 30, 2025. The change was primarily due to an increase in interest income due to an increase in cash, cash equivalents and marketable securities available to invest during the quarter ended September 30, 2026 as compared to the quarter ended September 30, 2025.

Comparison of the nine months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended
	September 30,
	2026	2025	$ Change
	(in thousands)
Operating expenses:
Research and development	$39,382	$37,540	$1,842
General and administrative	12,483	11,285	1,198
Total operating expenses	51,865	48,825	3,040
Loss from operations	(51,865)	(48,825)	(3,040)
Other income:
Interest income	3,516	2,813	703
Interest and other expense	—	(2)	2
Total other income and (expense)	3,516	2,811	705
Net loss	$(48,349)	$(46,014)	$(2,335)

Research and Development Expenses

Research and development expenses were $39.4 million for the nine months ended September 30, 2026 compared to $37.5 million for the nine months ended September 30, 2025. The $1.8 million increase was primarily due to increases in outsourced manufacturing costs of $1.0 million, clinical trial costs of $0.8 million, and consulting costs of $0.3 million. These increases were partially offset by a decrease in personnel-related costs of $0.5 million.

We expect research and development expenses in 2026 to be higher than 2025 due to continued efforts to advance our programs.

General and Administrative Expenses

General and administrative expenses were $12.5 million for the nine months ended September 30, 2026 compared to $11.3 million for the nine months ended September 30, 2025. The $1.2 million increase was primarily due to a $0.9 million increase in personnel-related costs, including share based compensation. In addition, increases in consulting costs of $0.4 million were partially offset by a $0.2 million decrease in legal expenses and filing fees.

We expect general and administrative expenses in 2026 to be higher than 2025.

Other Income

Other income was $3.5 million for the nine months ended September 30, 2026 compared to $2.8 million for the nine months ended September 30, 2025. The change was primarily due to an increase in interest income due to an increase in cash, cash equivalents and marketable securities available to invest during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.

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

In November 2025, we filed the Registration Statement, which registered an aggregate of up to $200 million of securities that may be issued and sold from time to time, including initially up to an aggregate offering price of $16.0 million of Common Stock (which is included in the $200 million aggregate offering price set forth in the base prospectus) that may be issued and sold pursuant to the ATM Sales Agreement. In August 2026, because we were no longer subject to General Instruction I.B.6 of Form S-3, we filed a prospectus supplement to the Registration Statement to increase the aggregate offering price of Common Stock that may be issued and sold pursuant to the ATM Sales Agreement to up to $100.0 million (which is included in the $200 million aggregate offering price set forth in the base prospectus). As of September 30, 2026, no shares have been sold under the ATM Sales Agreement.

We have funded our operations primarily through private placements of equity and convertible debt. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations for at least the next 12 months from the date of issuance of our unaudited condensed consolidated financial statements for the quarter ended September 30, 2026.

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
•
the extent to which we acquire or in-license other product candidates and technologies, if any; and
•
the costs associated with operating as a public company.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated, in thousands:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$(36,374)	$(40,316)
Investing activities	(11,844)	(37)
Financing activities	140,611	(77)
Net increase (decrease) in cash and cash equivalents	$92,393	$(40,430)

Cash Flows from Operating Activities

Cash used in operating activities during the nine months ended September 30, 2026 was $36.4 million. This consisted primarily of a net loss of $48.3 million, a net increase in operating assets and liabilities of $2.1 million, offset by non-cash share-based compensation of $9.3 million.

Cash used in operating activities during the nine months ended September 30, 2025 was $40.3 million. This consisted primarily of a net loss of $46.0 million, a net decrease in operating assets and liabilities of $3.5 million, offset by non-cash share-based compensation of $8.6 million.

Cash Flows from Investing Activities

Cash used in investing activities was $11.8 million for nine months ended September 30, 2026, and primarily related to purchases of marketable securities. Cash used in investing activities was $37 thousand for nine months ended September 30, 2025, related to purchase of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2026 was $140.6 million and primarily related to the net proceeds from the sale of Common Stock and pre-funded warrants in connection with the 2026 Private Placement and proceeds from the sale of stock under the employee stock purchase plan.

Cash used in financing activities during the nine months ended September 30, 2025 was $77 thousand and related to payment of issuance costs from the Concurrent Financing and reverse recapitalization transaction costs in connection with the Merger.

Material Cash Requirements

The discussion below summarizes our significant contractual obligations and commitments as of September 30, 2026.

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

Our critical accounting policies are described in our audited financial statements and the related notes for the years ended December 31, 2025 and 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2025, and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended September 30, 2026, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our principal executive officer and our principal financial officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses in each reporting period since inception, have not generated any revenue from the sale of products, and have funded our operations primarily from the sale and issuance of equity securities and convertible debt. Our net losses were $48.3 million and $59.5 million for nine months ended September 30, 2026 and the year ended December 31, 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $262.6 million. We have no products approved for sale. As a result, we expect that it will be many years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses to discover, develop and market additional product candidates.

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

We will be required to demonstrate with substantial evidence through well controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future clinical trials will be successful. For example, we previously decided to cease developing our former lead product candidate, OKI-219, and another product candidate, known as OKI-179, despite promising early data. In addition, much of our preclinical data, including with respect to cellular selectivity, potency and antitumor activity of OKI-345 and OKI-355, as well as preclinical data generated in comparisons of our product candidates to other compounds, was generated internally by us in a limited number of cell lines, assays and animal models, has not been independently verified or generated in head-to-head clinical trials, and may not be reproducible or predictive of results in humans. Preclinical tumor regressions and selectivity or therapeutic-index advantages observed in our models may not translate into clinical efficacy, tolerability or a differentiated safety profile, and any associated comparative or superiority conclusions may not be reproducible in clinical development or accepted by regulatory authorities.

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

There is also currently significant uncertainty about the future relationship between the United States and various other countries, including China, with respect to trade policies, treaties, trade regulations, and tariffs. In February 2025, the current U.S. presidential administration stated its intent to modify U.S. trade policy and, in some cases, to renegotiate, or potentially terminate, certain existing bilateral or multilateral trade agreements. Beginning that month, the administration imposed “fentanyl-related” tariffs of 10-35% on imported products of China, Canada, and Mexico, with an exception for goods that qualify for duty-free treatment under the U.S.-Mexico-Canada Agreement. Beginning in April 2025, the administration also imposed “reciprocal” tariffs of 10% or more on imports from almost all U.S. trading partners other than Canada and Mexico, including China and the European Union. Both of the foregoing tariffs were implemented under authorities asserted under the International Emergency Economic Powers Act (“IEEPA”) and rescinded on February 24, 2026, following a Supreme Court decision invalidating the use of IEEPA to authorize these tariffs. Though the U.S. government has begun refunding payments made in connection with the IEEPA tariffs, the availability, timing, and amount of any related refunds associated with payments of these tariffs remain uncertain and subject to further legal, regulatory, and administrative action. Following the recission of these tariffs, between February 24, 2026, and July 24, 2026, the U.S. government implemented a global “temporary import surcharge” of 10% on many of the same products affected by the prior reciprocal tariffs, under authorities provided for in Section 122 of the Trade Act of 1974. Upon expiration of the Section 122 temporary import surcharge on July 24, 2026, the U.S. government implemented tariffs of 10% or 12.5% on imported commodities from 60 U.S. trading partners, with certain items (including certain chemicals used for pharmaceutical applications) excepted, under authorities provided under Section 301 of the Trade Act of 1974, following a determination by the U.S. Trade Representative that these trading partners insufficiently enforce forced labor laws. In some instances, the foregoing tariffs supplement existing tariff measures, including those already imposed under authorities provided in Section 232 of the Trade Expansion Act of 1962 and other tariffs imposed under Section 301. Since July 2026, the U.S. government has imposed a new Section 232 tariff of up to 100% on certain patented or branded pharmaceuticals and pharmaceutical products. The U.S. Commerce Department is currently conducting targeted Section 232 investigations related to national security risks associated with imports of certain items which could result in additional tariffs on imports of those items. The administration continues to implement new, reinstated, or adjusted tariffs under the foregoing and additional authorities, and we expect that the administration may continue with this practice. These tariffs (and the uncertainty around their implementation) could affect inputs to our products, as well as equipment, materials, or components that we import into the United States from our suppliers, which could significantly impact the cost of these items. Retaliatory tariffs and trade barriers could also negatively affect our ability to export and sell our potential products into those countries. If these tariffs are implemented, reinstated or adjusted, if additional tariffs are placed, or if any related countermeasures are taken by China, the European Union, or other countries, our business, financial condition, and results of operations may be materially harmed.

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

The tariffs are subject to a number of uncertainties as they are implemented, including timing, future adjustments, and other changes. The ultimate reaction of other countries and the impact of these tariffs or other actions on the United States, the global economy, and our business, financial condition, and results of operations, cannot be predicted at this time, nor can we predict the impact of any other developments with respect to global trade. Further, the imposition of additional tariffs or other trade actions by the United States could result in the adoption of additional tariffs or other trade actions by other countries, as well as export controls and further retaliatory actions by any affected country. Any resulting trade war could negatively affect the global market for pharmaceuticals and could have a significant adverse effect on our business. These developments may have a material adverse effect on global economic conditions and the stability of global financial markets, and they may significantly reduce global trade. Any of these factors could depress economic activity, restrict our access to potential customers or suppliers, and have a material adverse effect on our business, financial condition, and results of operations.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. In August 2022, Congress passed the Inflation Reduction Act of 2022 (the “IRA”), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including among other changes allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise taxes for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries. HHS has issued and will continue to issue and update guidance as these programs are implemented. Only high-expenditure, single-source drugs that have been approved for at least seven years (11 years for single-source biologics) qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, CMS selected 10 high-cost Medicare Part D drugs in 2023 and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. In October 2026, CMS published the Global Benchmark for Efficient Drug Pricing (GLOBE) Model Final Rule, which will implement a mandatory

Medicare Part B five-year demonstration payment model that will require manufacturers of certain high-spend Part B drugs and biologics to pay rebates to CMS tied to international drug prices for those products. The Final Rule added exclusions for orphan-only drugs, cellular and gene therapy products, and plasma-derived products, and delayed the start of the first performance year to April 1, 2027. CMS also noted that it intends to waive GLOBE’s mandatory participation requirements for manufacturers in any calendar quarter during which they are participating in the GENEROUS Model. The GLOBE Model final rule is subject of ongoing litigation, which can impact its implementation. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. Government agreements with pharmaceutical companies and other government measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or increase generic and biosimilar drug entry sooner than expected, could have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover research and development costs, or ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chains or manufacturing in the United States. The impact of these judicial challenges, as well as future legislative, executive and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole, is difficult or impossible to predict. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates if approved.

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

The foregoing SEC requirements have and may in the future increase our time and cost of raising capital, offering stock under equity plans, and complying with securities laws. Furthermore, such requirements will add burdensome restrictions on the resale of our Class A Common Stock by our affiliates and any holders of our “restricted” or “control” securities.

We have issued a substantial number of pre-funded warrants which are exercisable into shares of our Class A Common Stock which could result in substantial dilution to the ownership interests of our existing stockholders.

Pursuant to the 2026 PIPE Purchase Agreement, we issued the 2026 PIPE Pre-Funded Warrants. As of November 2, 2026, approximately 9,430,957 shares of our Class A Common Stock were reserved for issuance upon exercise of the 2026 PIPE Pre-Funded Warrants. The exercise of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders.

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

As of November 2, 2026, our executive officers, directors and principal stockholders, in the aggregate, beneficially own approximately 61.2% of the outstanding shares of our Class A Common Stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

Item 6. Exhibits

EXHIBIT INDEX

Incorporated by Reference

Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith

2.1		Agreement and Plan of Merger, dated May 10, 2024, by and among Reneo Pharmaceuticals, Inc., Radiate Merger Sub I, Inc., Radiate Merger Sub II, LLC and OnKure, Inc.	8-K	5/13/2024	2.1

3.1		Amended and Restated Certificate of Incorporation, as amended.	8-K	10/8/2024	3.2

3.2		Amended and Restated Bylaws.	8-K	10/8/2024	3.3

4.1		Form of Pre-Funded Warrant.	8-K	3/30/2026	4.1

10.1+		OnKure, Inc. 2021 Stock Incentive Plan, as amended, and forms of agreement thereunder.				X

10.2+		Form of Restricted Stock Unit Agreement (Performance Based) and Notice of Restricted Stock Unit Grant under OnKure Therapeutics, Inc. 2024 Equity Incentive Plan.				X

10.3+		OnKure Therapeutics, Inc. Outside Director Compensation Policy, as amended.				X

31.1		Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2		Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as				X

Exhibit Number	Description	Form	Filing Date	Number	Filed Herewith
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

+ Indicates management contract or compensatory plan.

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

Date: November 4, 2026

ONKURE THERAPEUTICS, INC.

By:	/s/ Nicholas A. Saccomano, Ph.D.
Name:	Nicholas A. Saccomano, Ph.D.
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jason Leverone
Name:	Jason Leverone
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)